Form 10-Q
period 2021-06-30
Imago BioSciences, Inc.
filed 2021-08-19
CIK 1623715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-40604

Imago BioSciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-4915810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

329 Oyster Point Blvd., 3rd Floor

South San Francisco, California 94080

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (415) 529-5055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IMGO	The Nasdaq Stock Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of August 6, 2021 was 33,432,691.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Imago” and the “Company” refer to Imago BioSciences, Inc. and its consolidated subsidiaries. Imago, Imago BioSciences, Inc., the Imago logo and other trade names, trademarks or service marks of Imago are the property of Imago BioSciences, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,593	$19,266
Short-term investments	74,516	57,375
Prepaid expenses and other current assets	1,526	1,181
Total current assets	82,635	77,822
Property and equipment, net	4	8
Long-term investments	—	19,689
Other long-term assets	2,549	1,414
Total assets	$85,188	$98,933
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,964	$1,379
Accrued and other current liabilities	4,431	3,726
Total current liabilities	6,395	5,105
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 180,059,639 shares authorized, 21,435,632 issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation preference of $165,500 as of June 30, 2021 and December 31, 2020	162,612	162,612
Stockholders’ deficit:
Common stock, $0.0001 par value; 228,300,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 1,087,059 and 1,030,023 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,421	1,561
Accumulated other comprehensive income (loss)	17	(3)
Accumulated deficit	(86,257)	(70,342)
Total stockholders’ deficit	(83,819)	(68,784)
Total liabilities, convertible preferred stock and stockholders’ deficit	$85,188	$98,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,099	$3,354	$11,871	$7,046
General and administrative	1,743	649	4,119	1,150
Total operating expenses	8,842	4,003	15,990	8,196
Loss from operations	(8,842)	(4,003)	(15,990)	(8,196)
Other income (expense), net:
Interest income	82	—	169	6
Change in fair value of convertible preferred stock tranche liability	—	271	—	214
Other income (expense), net	(46)	2	(94)	1
Total other income (expense), net	36	273	75	221
Net loss	$(8,806)	$(3,730)	$(15,915)	$(7,975)
Net loss per share, basic and diluted	$(8.13)	$(3.66)	$(15.06)	$(7.83)
Weighted-average shares used in computing net loss per share, basic and diluted	1,082,932	1,018,119	1,056,624	1,018,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net loss	$(8,806)	$(3,730)	$(15,915)	$(7,975)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	8	(2)	20	6
Comprehensive loss	$(8,798)	$(3,732)	$(15,895)	$(7,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT
Balance as of January 1, 2021	21,435,632	$162,612	1,030,023	$—	$1,561	$(3)	$(70,342)	$(68,784)
Stock-based compensation	—	—	—	—	319	—	—	319
Other comprehensive income	—		—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,109)	(7,109)
Balance as of March 31, 2021	21,435,632	$162,612	1,030,023	$—	$1,880	$9	$(77,451)	$(75,562)
Exercise of stock options	—	—	57,036	—	107	—	—	107
Stock-based compensation	—	—	—	—	434	—	—	434
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(8,806)	(8,806)
Balance as of June 30, 2021	21,435,632	$162,612	1,087,059	$—	$2,421	$17	$(86,257)	$(83,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT
Balance as of January 1, 2020	9,020,460	$54,771	1,018,119	$—	$1,106	$1	$(52,509)	$(51,402)
Stock-based compensation	—	—	—	—	84	—	—	84
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(4,245)	(4,245)
Balance as of March 31, 2020	9,020,460	$54,771	1,018,119	$—	$1,190	$9	$(56,754)	$(55,555)
Stock-based compensation	—	—	—	—	98	—	—	98
Other comprehensive income	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(3,730)	(3,730)
Balance as of June 30, 2020	9,020,460	$54,771	1,018,119	$—	$1,288	$7	$(60,484)	$(59,189)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,915)	$(7,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale investments	92	(3)
Depreciation and amortization	4	—
Change in fair value of convertible preferred stock tranche liability	—	(214)
Stock-based compensation	753	182
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(345)	(787)
Other long-term assets	293	(1,090)
Accounts payable	585	823
Accrued expenses and other current liabilities	286	1,755
Net cash used in operating activities	(14,247)	(7,309)
Cash flows from investing activities:
Purchases of property plant and equipment	—	(3)
Purchases of available-for-sale investments	(33,701)	—
Proceeds from maturities of available-for-sale investments	36,177	2,750
Net cash provided by investing activities	2,476	2,747
Cash flows from financing activities:
Proceeds from exercise of stock options	107	—
Payments of deferred offering costs	(1,009)	—
Proceeds received in advance of issuance of preferred stock	—	5,967
Net cash (used in) provided by financing activities	(902)	5,967
Net (decrease) increase in cash and cash equivalents	(12,673)	1,405
Cash and cash equivalents at beginning of period	19,266	4,961
Cash and cash equivalents at end of period	$6,593	$6,366
Supplemental cash flow disclosure:
Cash paid for taxes	$39	$10
Supplemental disclosure of non-cash financing activities:
Deferred initial public offering costs included in accrued liabilities	$419	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.    Organization and Description of the Business

Description of the Business

Imago BioSciences, Inc. (“Imago” or the “Company”) was incorporated on March 28, 2012 as a Delaware corporation and is headquartered in South San Francisco, California. The Company is a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1 (“LSD1”), an enzyme that plays a central role in the production of blood cells in the bone marrow. The Company is focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. The Company’s lead product candidate is bomedemstat for the treatment of myeloproliferative neoplasms (“MPNs”), a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis (“MF”), essential thrombocythemia (“ET”) and polycythemia vera ("PV"). The Company is pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. The Company is currently enrolling patients in two Phase 2 clinical trials of bomedemstat for the treatment of ET and MF.

Initial public offering

On July 15, 2021, the Company’s registration statement on Form S-1 (File No. 333-257419) (the “Prospectus”) relating to its initial public offering (the “IPO”) of common stock became effective. The IPO closed on July 20, 2021 at which time the Company issued an aggregate of 8,400,000 shares of its common stock at a price of $16.00 per share. Within 30 days following the close, 1,260,000 shares were issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In connection with the completion of its IPO, on July 20, 2021 the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. The Company received net proceeds of approximately $143.7 million from the IPO, after deducting underwriting discounts and commissions. Concurrent with the IPO, the Company issued 1,250,000 shares of common stock in a private placement (the “Private Placement”) for net proceeds of $20.0 million.

The condensed consolidated financial statements as of June 30, 2021, including share and per share amounts, do not give effect to the IPO and the Private Placement as they closed subsequent to June 30, 2021.

Liquidity and capital resources

The Company has incurred net losses and cash out flows from operations since inception and as of June 30, 2021 has an accumulated deficit of $86.3 million. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $81.1 million, which are available to fund future operations.

Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise capital to fully implement its business plan. The Company has historically financed its operations primarily with the proceeds from the issuance of its convertible preferred stock and to a lesser extent debt financing. The Company may raise additional capital through additional equity financings, debt financings or other sources. Based on projected activities, management believes that its existing cash, cash equivalents and short-term investments as of June 30, 2021 and the proceeds from the IPO and private placement will be sufficient to support operations for at least the next 12 months following issuance of these condensed consolidated financial statements.

Reverse stock split

On July 13, 2021, the Company effected a reverse stock split of the Company’s common stock on an 8.4-for-1 basis (the “Reverse Stock Split”). In connection with the Reverse Stock Split, all common stock and convertible preferred stock share and per share amounts for all periods presented in these condensed consolidated financial statements have been retroactively adjusted, to reflect this Reverse Stock Split. Authorized shares and par values were not adjusted.

Coronavirus pandemic

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in 2021.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, certain accrued liabilities for research and development activities, valuation of deferred tax assets, the fair values of common and convertible preferred stock, the fair value of stock options and the fair value of the convertible preferred stock tranche liability. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unaudited Interim Condensed Financial Statements

The unaudited interim condensed consolidated balance sheet as of June 30, 2021, and the interim condensed consolidated statements of operations, comprehensive loss, and convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2021 and 2020 and interim condensed consolidated statements cash flows for the six months ended June 30, 2021 and 2020 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The condensed results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Prospectus dated July 16, 2021 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-257419), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, audit and filing fees relating to an IPO, are capitalized. The deferred offering costs will be offset against offering proceeds upon the completion of the offering. In the event the offering is terminated or delayed, deferred offering costs will be expensed. As of December 31, 2020, the Company did not incur any deferred offering

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

costs. As of June 30, 2021, $1.4 million of deferred offering costs were capitalized, which are included in other long-term assets in the accompanying condensed consolidated balance sheets.

In July 2021, upon the closing of the IPO, all deferred offering costs were offset against the Company’s IPO proceeds.

Convertible Preferred Stock Tranche Liability

The Company’s obligation to issue additional shares of its Series B convertible preferred stock at a fixed price in a future closing represents a freestanding financial instrument that is accounted for as a liability. The liability is measured at fair value from the original issuance date of its Series B convertible preferred stock in March 2019 and is subject to remeasurement at each reporting period with changes in fair value recognized in the condensed consolidated statements of operations until settlement or extinguishment. The convertible preferred stock tranche liability was settled on the closing of the Company’s Series B convertible preferred stock financing in July 2020.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel related costs, including stock-based compensation, laboratory supplies, clinical studies and related clinical manufacturing costs, fees paid to other entities to conduct certain research and development activities on the Company’s behalf, as well as allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

The Company estimates preclinical and clinical study research expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued and other current liabilities in the condensed consolidated balance sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued and other current liabilities balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued costs could materially affect the Company’s results of operations.

Stock-Based Compensation

Stock-based compensation is measured at the grant date for all equity awards granted to employees and non-employees based on the fair value of the awards, including stock options and restricted shares. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards that vest subject to the satisfaction of a service requirement, the expense is recognized using the straight-line method over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of the Company’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock. As the Company is in a loss position for the periods presented, diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.

Comprehensive Loss

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Comprehensive loss includes net loss and certain changes in stockholders’ deficit that are excluded from net loss. The Company’s comprehensive loss is comprised of unrealized gains and losses on the Company’s available-for-sale investments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, this new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. The guidance eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, this new standard is effective for the Company for fiscal year beginning January 1, 2022. The Company is evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

3.    Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

On a recurring basis, the Company measures certain financial assets and liabilities at fair value. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$2,626	$—	$—	$2,626
Corporate bonds	—	5,682	—	5,682
Commercial paper	—	52,718	—	52,718
U.S. treasury securities	—	16,116	—	16,116
Total financial assets	$2,626	$74,516	$—	$77,142

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$11,938	$—	$—	$11,938
Corporate bonds	—	5,671	—	5,671
Commercial paper	—	57,195	—	57,195
U.S. treasury securities	—	20,196	—	20,196
Total financial assets	$11,938	$83,062	$—	$95,000

Money market funds are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The Company’s short-term investments are classified as cash equivalents if their original maturities are less than three months. The Company’s short-term investments are considered Level 2 financial instruments as their fair values are determined using inputs that are observable in the market or can be derived principally from recently executed transactions, cash flow models with yield curves, and benchmark securities.

Convertible Preferred Stock Tranche Liability

The Company’s convertible preferred stock tranche liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In determining the fair value of the convertible preferred stock tranche liability, the Company used the Hybrid Tranche Model pricing model to estimate the fair value using unobservable inputs. On the closing of the Company’s Series B convertible preferred stock financing in July 2020, the convertible preferred stock tranche liability was settled and recorded to Series B convertible preferred stock. Accordingly, there is no convertible preferred stock tranche liability as of June 30, 2021 and December 31, 2020.

A summary of the significant unobservable inputs used in measuring the Company’s convertible preferred stock tranche liability as of June 30, 2020 is as follows:

July 2,
2020
Time to liquidity (years)	0.01
Probability of second closing	100%
Discount rate	20%

The following table provides a summary of changes in the estimated fair value of the Company’s convertible preferred stock tranche liability measured on a recurring basis using significant Level 3 inputs:

Six Months Ended June 30,
2020
(in thousands)
Beginning balance December 31, 2019	$2,495
Change in fair value	(214)
Ending balance June 30, 2020	$2,281

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.    Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale debt securities by major security type:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$2,626	$—	$—	$2,626
Corporate bonds	5,681	1	—	5,682
Commercial paper	52,707	11	—	52,718
U.S. treasury securities	16,111	5	—	16,116
Total financial assets	$77,125	$17	$—	$77,142

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$11,938	$—	$—	$11,938
Corporate bonds	5,672	1	(2)	5,671
Commercial paper	57,197	3	(5)	57,195
U.S. treasury securities	20,196	2	(2)	20,196
Total financial assets	$95,003	$6	$(9)	$95,000

The following table summarizes the classification of the Company’s available-for-sale debt securities on the condensed consolidated balance sheets:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash equivalents	$2,626	$17,936
Short-term investments	74,516	57,375
Long-term investments	—	19,689
Total cash equivalents and investments	$77,142	$95,000

The following table summarizes the fair values of the Company’s available-for-sale debt securities by contractual maturity:

	June 30,	December 31,
	2021	2020
	(in thousands)
Within one year	$77,142	$75,311
After one year through two years	—	19,689
Total cash equivalents and investments	$77,142	$95,000

There were no impairments of available-for-sale debt securities considered “other-than-temporary” during the six months ended June 30, 2021 and 2020 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Prepaid research and development	$622	$853
Other	904	328
Total prepaid expenses and other current assets	$1,526	$1,181

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development	$2,727	$2,670
Accrued bonuses	534	538
Accrued vacation	353	282
Accrued professional service expenses	218	—
Accrued deferred offering costs	419	—
Other	180	236
Total accrued and other current liabilities	$4,431	$3,726

6.    Commitments and Contingencies

Operating Leases

As of June 30, 2021 and December 31, 2020, the Company has two cancellable operating lease agreements with lease terms of less than 12 months. For the three months ended June 30, 2021 and 2020, rent expense was $20,000 and $21,000, respectively. For the six months ended June 30, 2021 and 2020, rent expense was $50,000 and $48,000, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded related liabilities.

7.    Equity

Convertible Preferred Stock

Convertible preferred stock at June 30, 2021 and December 31, 2020 consists of the following:

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference
	(in thousands, except shares)
Convertible Preferred Stock
Series A	47,647,051	5,672,256	$38,015	$40,500
Series B	66,176,463	7,878,135	44,895	45,000
Series C	66,236,125	7,885,241	79,702	80,000
Total	180,059,639	21,435,632	$162,612	$165,500

The Company classifies its convertible preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” that are not solely within the control of the Company (including a merger, acquisition or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event as of June 30, 2021 and December 31, 2020 was not probable of occurring. Upon completion of the Company’s IPO in July 2021, all outstanding shares of convertible preferred stock were converted into 21,435,632 shares of common stock.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors, subject to the prior rights of the convertible preferred stockholders. The holders have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. As of June 30, 2021, no such dividends were declared or accrued.

The Company reserved the following shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2021	2020
Conversion of outstanding shares of convertible preferred stock	21,435,632	21,435,632
Options outstanding under the 2012 Equity Incentive plan	3,171,061	1,729,843
Options available for future grant	179,974	1,678,228
Total	24,786,667	24,843,703

8.    Stock-Based Compensation

2012 Equity Incentive Plan

In October 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) under which 238,095 shares of the Company’s common stock were initially reserved for issuance to employees, directors and consultants. The Company’s board of directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price. Options granted under the Plan have a term of up to 10 years and generally vest over a one- to four-year period. The exercise price of awards granted will not be less than the estimated fair value of the underlying common stock on the grant date. Total shares authorized under the 2012 Plan as of June 30, 2021 are 3,485,777.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Option Activity

Stock option activity under the 2012 Plan was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2021	1,678,228	1,729,843	$2.08	7.75	$3,666
Options granted	(1,679,070)	1,679,070	4.64
Options exercised	—	(57,036)	1.88
Options cancelled	180,816	(180,816)	1.93
Outstanding as of June 30, 2021	179,974	3,171,061	$3.45	8.44	$11,440
Vested and expected to vest as of June 30, 2021		3,171,061	$3.45	8.44	$11,440
Exercisable as of June 30, 2021		1,031,485	$2.46	6.42	$4,740

The total intrinsic value of options exercised during the three months ended and six months ended June 30, 2021 was $0.3 million. There were no options exercised during the six months ended June 30, 2020. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the time of exercise, as determined by the board of directors, and the exercise price of the stock option.

The weighted-average grant-date fair value per share for stock options granted during the three months ended June 30, 2021 was $4.21. There were no stock options granted during the three months ended June 30, 2020. The weighted-average grant-date fair value per share for stock options granted during the six months ended June 30, 2021 and 2020 was $2.82 and $1.02, respectively. The total fair value of stock options vested for the three months ended June 30, 2021 and 2020 was $0.2 million $0.1 million, respectively. The total fair value of stock options vested for the six months ended June 30, 2021 and 2020 was $0.4 million and $0.2 million, respectively.

Determining Fair Value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2021	2020	2021	2020
Expected term (in years)	6.1	—	5.9 – 6.1	6.0 – 6.1
Expected volatility	67.7%	—%	67.7% - 69.9%	67.1% - 68.6%
Risk-free interest rate	1.0%	—%	0.6% - 1.1%	0.5% - 1.7%
Expected dividend yield	—%	—%	—%	—%

Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.

Volatility—The Company determines volatility based on the historical volatilities of comparable publicly traded life science companies over a period equal to the expected term because it has no trading history for its common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continue to apply this process until a sufficient amount of historical information regarding volatility on its own stock becomes available.

Risk-Free Interest Rate—The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Dividend Yield—The Company has never paid and has no plans to pay any dividends on its common stock. Therefore, the Company has used an expected dividend yield of zero.

Stock-Based Compensation

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$131	$32	$188	$63
General and administrative	303	66	565	119
Total stock-based compensation expense	$434	$98	$753	$182

As of June 30, 2021, total unrecognized stock-based compensation expense is approximately $5.5 million, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 3.5 years.

9.    Income Taxes

For the six months ended June 30, 2021 and 2020, the Company did not record any income tax expense. The U.S. federal and state deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

10. Net Loss Per Share

The following potentially dilutive shares, including all outstanding stock options, were not included in the calculation of diluted shares outstanding for the period presented as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	21,435,632	9,020,460	21,435,632	9,020,460
Outstanding stock options	3,171,061	1,247,240	3,171,061	1,247,240
Total	24,606,693	10,267,700	24,606,693	10,267,700

11.  Subsequent Events

2021 Equity Incentive Plan and Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Incentive Award Plan, (the “2021 Plan”), and the Employee Stock Purchase Plan, (the “ESPP”), which became effective in connection with the IPO. The Company has reserved 3,450,000 shares of common stock for future issuance under the 2021 Plan and 350,000 shares under the ESPP, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10Q and our final prospectus, dated July 16, 2021, filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. We are currently enrolling patients in a Phase 2 clinical trial of bomedemstat for the treatment of ET and have completed enrollment for a Phase 2 clinical trial of bomedemstat for the treatment of MF. In our Phase 2 clinical trial in ET through May 18, 2021, interim and unaudited data from 28 patients demonstrates that a significant proportion of patients achieved a platelet count ≤ 400x109/L following more than six weeks of treatment. In our Phase 2 clinical trial in MF through May 17, 2021, interim and unaudited data from 86 patients demonstrates that bomedemstat has resulted in improvements in patient symptoms, reductions in spleen volume and reduction in mutant allele frequency, or MAF, the proportion of blood cells with mutations that drive this disease. We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinase. Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. We expect to begin a registrational Phase 3 clinical trial for ET in 2022. In addition, in 2021, we expect to support an investigator-sponsored Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF.

Since our inception in 2012, we have devoted the majority of our efforts to business planning, research and development of our lead product candidate bomedemstat, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as our lead product candidate has not been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock, and more recently, through our initial public offering (“IPO”) which is discussed below.

We have incurred recurring losses since our inception, including net losses of $8.8 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively, and net losses of $15.9 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $86.3 million and cash and cash equivalents and short-term investments of $81.1 million.

Recent Developments

Initial Public Offering

In July 2021, we completed an IPO of our common stock, where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share, less underwriting discounts and commissions. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement (the “Private Placement”)

for net proceeds of $20.0 million. We received net proceeds of approximately $163.7 million from the IPO and Private Placement, after deducting underwriting discounts and commissions.

Impact of COVID-19 Pandemic

We continue to closely monitor the COVID-19 global pandemic and recommended containment and mitigation measures. Extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In order to operate in a safe manner, we have taken precautionary measures to minimize the risk of the virus to our employees and the communities in which we operate, including the suspension of all non-essential business travel of employees. The majority of our workforce worked remotely before the COVID-19 pandemic, thus there has been minimal disruption in our ability to ensure the effective operation of our business.

As a result of the COVID- 19 pandemic and policy responses to it, in the months between March and May 2020 we observed a measurable decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Since October 2020, patient screening and the number of patients eligible for enrollment in our clinical trials has returned to expected levels. In an effort to mitigate this risk we initiated a site in Hong Kong, an area that was not significantly impacted by COVID-19. Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials, including the recent resurgence of COVID-19. We have assessed both capacity and the current clinical supply chain associated with the production of bomedemstat and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors, and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2020, and for the six months ended June 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position in future periods.

See the section of this Quarterly Report on Form 10-Q titled “Risk Factors” for a further discussion of the potential adverse impact of COVID-19 on our business.

Components of Operating Results

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the discovery and clinical development of our drug candidate, which include:

▪
employee-related expenses, including salaries, related benefits, travel and non-cash stock-based compensation expenses for employees engaged in research and development functions;
▪
expenses incurred in connection with research, laboratory consumables and preclinical studies;
▪
expense incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations, or CROs, other vendors or central laboratories and service providers engaged to conduct our trials;
▪
the cost of consultants engaged in research and development related services and the cost to manufacture drug products for use in our preclinical studies and clinical trials; and
▪
facilities and other expenses, which include expenses for rent and maintenance of laboratory facilities, insurance and supplies.

Our research and development expenses for the three and six months ended June 30, 2021 and 2020 were primarily incurred in connection with the development of our most advanced product candidate, bomedemstat. However, we have not historically tracked research and development expenses by program other than direct external expenses in conducting Phase 2 clinical trials for ET and MF. We typically have various early-stage research and drug discovery projects as well as potentially various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

We expense research and development costs as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. Nonrefundable advance payments we make for goods or services to be received in future periods for use in research and development activities are deferred as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of and obtain regulatory approval for bomedemstat.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020. The external research and development costs are attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses consist primarily of:

▪
expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
▪
the cost of acquiring and manufacturing clinical trial and other materials; and
▪
other costs associated with development activities.

The internal research and development costs consist primarily of personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. Included within personnel-related costs is non-cash stock-based compensation expense of $0.1 million and $32,000 for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2021, and 2020, respectively.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Direct External Expenses:
Clinical-stage programs:
Phase 2 for MF	$996	$1,084	$1,647	$1,934
Phase 2 for ET	913	77	1,704	860
Other	246	30	555	146
Total clinical-stage programs	2,155	1,191	3,906	2,940
All manufacturing costs	3,196	1,391	5,001	2,450
Preclinical programs	576	47	779	136
Unallocated Internal Expenses:
Personnel-related (including stock-based compensation)	1,064	694	1,987	1,331
Other	108	31	198	189
Total research and development expenses	$7,099	$3,354	$11,871	$7,046

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future.

The successful development of our current product candidate and any future product candidates is highly uncertain. This is due to numerous risks and uncertainties, including the following:

▪
successful completion of preclinical studies and clinical trials;
▪
seeking regulatory approval for bomedemstat;
▪
the number of clinical sites included in the trials;
▪
the number of competitive trials in these rare diseases;
▪
raising additional funds necessary to complete clinical development of such product candidates;
▪
establishing manufacturing capabilities, for clinical supplies of such product candidates;

▪
the results of our clinical trials; and
▪
maintaining a continued acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates may significantly impact the costs and timing associated with the development of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and personnel-related expenses, including non-cash stock-based compensation, for our personnel in executive, finance, and other administrative functions. General and administrative expenses also include professional fees paid for accounting, audit, legal and tax services, allocated expenses for insurance and other general and administrative costs.

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities, grow our business and, if our lead product candidate receives marketing approval, engage in commercialization activities. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing, SEC compliance related expenses and investor relations costs. We also expect to increase the size of our administrative function after becoming a public company.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and investment balances.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability fluctuates based on remeasurements at each reporting period. Our convertible preferred stock tranche liability stems from our obligation to issue additional shares to investors upon the closing of the second tranche of our Series B convertible preferred stock. Until settlement, fluctuations in the fair value of our convertible preferred stock tranche liability are based on the remeasurement at each reporting period. The convertible preferred stock tranche liability was settled on the closing of our Series B convertible preferred stock financing in July 2020.

Other Income (Expense), Net

Other income (expense), net consists of amortization of premiums and discounts on our investment balances.

Income Tax Provision

Income tax provision primarily consists of income taxes in certain states in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Dollar	Percentage
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$7,099	$3,354	$3,745	112%
General and administrative	1,743	649	1,094	*
Total operating expenses	8,842	4,003	4,839	121%
Loss from operations	(8,842)	(4,003)	(4,839)	121%
Other income (expense), net:
Interest income	82	—	82	100%
Change in fair value of convertible preferred stock tranche liability	—	271	(271)	(100)%
Other income (expense), net	(46)	2	$(48)	*
Total other income (expense), net	36	273	(237)	(87)%
Net loss	$(8,806)	$(3,730)	$(5,076)	136%

* Not meaningful

Research and Development Expenses

Research and development expenses were $7.1 million for the three months ended June 30, 2021, compared to $3.4 million for the three months ended June 30, 2020. The increase of $3.7 million was primarily due to:

▪
an increase of $1.8 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by the continued development of commercial material and material to support the ongoing and new clinical trials,
▪
an increase of $1.0 million in clinical activities primary due to our ongoing clinical trial in ET as a result of increasing site initiations and patient enrollments in 2021,
▪
an increase of $0.4 million in personnel-related costs primarily due to growth in the number of research and development employees as we ramped up our operations, and
▪
an increase of $0.5 million in pre-clinical stage programs.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2021, compared to $0.6 million for the three months ended June 30, 2020. The increase of $1.1 million was primarily due to an increase of $0.6 million in professional fees attributable to accounting, legal and audit costs and $0.5 million in compensation and personnel-related costs as a result of increased headcount, both in connection with our preparation to become a public company.

Interest Income

Interest income was $0.1 million for the three months ended Jun 30, 2021. The increase, compared to the three months ended June 30, 2020 was due to the higher average investments balances as of June 30, 2021 compared to June 30, 2020 due to the closing of our Series B and C convertible preferred stock financings in the second half of 2020.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability of $0.3 million for the three months ended June 30, 2020 was attributable to changes in the fair value of the underlying preferred stock as of June 30, 2020. The convertible preferred stock tranche liability was settled in July 2020.

Other Income (Expense), Net

Other income (expense), net was an expense of $46,000 for the three months ended June 30, 2021 due to the amortization of discounts on our investments balance as of June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		Dollar	Percentage
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$11,871	$7,046	$4,825	68%
General and administrative	4,119	1,150	2,969	258%
Total operating expenses	15,990	8,196	7,794	95%
Loss from operations	(15,990)	(8,196)	(7,794)	95%
Other income (expense), net:
Interest income	169	6	163	*
Change in fair value of convertible preferred stock tranche liability	—	214	(214)	(100)%
Other income (expense), net	(94)	1	(95)	*
Total other income (expenses), net	75	221	(146)	(66)%
Net loss	$(15,915)	$(7,975)	$(7,940)	100%

* Not meaningful

Research and Development Expenses

Research and development expenses were $11.9 million for the six months ended June 30, 2021, compared to $7.1 million for the six months ended June 30, 2020. The increase of $4.8 million was primarily due to:

▪
an increase of $2.6 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by the continued development of commercial material and material to support the ongoing and new clinical trials,
▪
an increase of $1.0 million in clinical activities primary due to our ongoing clinical trial in ET as a result of increasing site initiations and patient enrollments in 2021,
▪
an increase of $0.6 million in personnel-related costs primarily due to growth in the number of research and development employees as we ramped up our operations, and
▪
an increase of $0.6 million in pre-clinical stage programs.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the six months ended June 30, 2021, compared to $1.1 million for the six months ended June 30, 2020. The increase of $3.0 million was primarily due to an increase of $1.4 million in professional fees attributable to accounting, legal and audit costs and $1.2 million in compensation and personnel-related costs as a result of increased headcount, both incurred in connection with our preparation to become a public company.

Interest Income

Interest income was $0.2 million for the six months ended June 30, 2021. The increase of $0.2 million compared to the six months ended June 30, 2020, was due to the higher average investments balances as of June 30, 2021, compared to June 30, 2020, due to the closing of our Series B and C convertible preferred stock financings in 2020.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability of $0.2 million for the six months ended June 30, 2020 was attributable to changes in the fair value of the underlying preferred stock as of June 30, 2020. The convertible preferred stock tranche liability was settled in July 2020.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.1 million for the six months ended June 30, 2021 due to the amortization of discounts on our investments balance as of June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock, including proceeds from our issuance and sale of convertible promissory notes. From our inception through June 30, 2021, we have raised aggregate net cash proceeds of $164.8 million from the sale and issuance of our convertible preferred stock, including convertible promissory notes. As of June 30, 2021, we had available cash, cash equivalents and short-term investments of $81.1 million. In connection with our IPO, we issued and sold 8,400,000 shares of our common stock and 1,260,000 shares of our common stock to the underwriters of the IPO pursuant to the exercise of their option to purchase additional shares at a price of $16.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $143.7 million from the IPO, after deducting underwriting discounts and commissions. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a Private Placement for net proceeds of $20.0 million.

Future Funding Requirements

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities, particularly as we advance bomedemstat into later stages of development and conduct larger clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire additional personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

▪
the scope, progress, results and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials and any delays related to the COVID-19 pandemic;
▪
the timing of, and the costs involved in, obtaining regulatory approvals for bomedemstat, our other product candidates or any other future product candidates;
▪
the number and characteristics of any additional product candidates we develop or acquire;
▪
the cost of manufacturing bomedemstat, our other product candidates and any future products, including supply for clinical development as well as potential commercial use;
▪
the cost of building a sales force in anticipation of product commercialization;
▪
the cost of commercialization activities, including marketing, sales and distribution costs;
▪
our ability to establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
▪
any product liability or other lawsuits related to our products;
▪
the expenses needed to attract, hire and retain skilled personnel;
▪
the costs associated with being a public company;
▪
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
▪
the timing, receipt and amount of sales of any future approved products, if any; and
▪
the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Based upon our current operating plan we believe that our existing cash, cash equivalents and short-term investments, combined with net proceeds from our IPO and private placement, will be sufficient to fund our operating expenses and capital expenditure requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.

Until such time as we can generate significant revenue from sales of our lead product candidate or any future product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing can involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(14,247)	$(7,309)
Cash provided by investing activities	2,476	2,747
Cash (used in) provided by financing activities	(902)	5,967
Net (decrease) increase in cash and cash equivalents	$(12,673)	$1,405

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $14.2 million, which consisted of a net loss of $15.9 million and a $0.8 million net change in our net operating assets and liabilities, partially offset by $0.8 million in non-cash charges related primarily to stock-based compensation and $0.1 million in amortization of discount on our investment balances. The net change in our operating assets and liabilities was primarily due to an increase of $0.6 million in accounts payable due to timing difference of processing invoices, an increase of $0.3 million in accrued and other current liabilities, a decrease of $0.3 million in other long-term assets, which were partially offset by an increase $0.4 million increase in prepaid expenses and other current assets due to the timing of payments.

Cash used in operating activities for the six months ended June 30, 2020 was $7.3 million, which consisted of a net loss of $8.0 million, and a $0.2 million gain from the change in the fair value of our convertible preferred stock tranche liability, partially offset by a net change of $0.7 million in our net operating assets and liabilities and $0.2 million in non-cash charges related to stock-based compensation. The net change in our operating assets and liabilities was primarily due to an increase of $1.8 million in accrued and other current liabilities and $0.8 million in accounts payable as we expanded our operations, partially offset by an increase of $0.8 million in prepaid expenses and other current assets and $1.1 million in other long-term assets.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 was $2.5 million, which consisted of proceeds of $36.2 million from maturities of investments, partially offset by $33.7 million related to purchases of investments.

Cash provided by investing activities for the six months ended June 30, 2020 was $2.7 million, which primarily consisted of proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2021 was $0.9 million, which consisted of payments of deferred IPO costs of $1.0 million, partially offset by net proceeds of $0.1 million from stock option exercises.

Cash provided by financing activities for the six months ended June 30, 2020 was $6.0 million, which consisted of proceeds received in advance of issuance of our Series B convertible preferred stock.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Polices and Estimates

Management’s discussion and analysis of the financial condition and consolidated results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality, invested in compliance with our policy.

Interest Rate Risk

We held cash, cash equivalents and short-term investments of $81.1 million and $76.6 million, as of June 30, 2021 and December 31, 2020, respectively. We generally hold our cash in interest-bearing money market accounts, short-term and long-term investments consist of government bonds. We believe historical fluctuations in interest rates have not had a material effect on our results of operations during the periods presented. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and short-term investments.

Foreign Currency

Our expenses are generally denominated in U.S. dollars. However, we make payments to a limited number of vendors for research and development services with payments denominated in foreign currencies. Our results of operations and cash flows are thereby subject to foreign currency transaction gains or losses on payments denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale.

We are a clinical-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. Bomedemstat, our most advanced product candidate, is in Phase 2 clinical development, while our other product candidates are in the preclinical stage. We have no products approved for commercial sale and have not generated any revenue from product sales. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical, biopharmaceutical and biotechnology industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidate at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. You should evaluate our business in light of the substantial degree of risk for biopharmaceutical product development generally, and for clinical-stage biopharmaceutical companies in particular.

We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future.

We have had significant operating losses since our inception. Our net losses for three months ended June 30, 2021 and 2020 were $8.8 million and $3.7 million, respectively, and $15.9 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $86.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until a product candidate is clinically tested, approved for commercialization and successfully marketed. Bomedemstat and our other product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop bomedemstat, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities, and as we incur costs as a public company. Even if successful, we may never generate revenues that are significant or large enough to achieve and subsequently sustain profitability.

 We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

We expect to incur substantial expenses as we advance bomedemstat and our other product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of bomedemstat, our other product candidates or any future product candidates.

As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term marketable securities of $81.1 million. We believe that the net proceeds from our initial public offering and private placement, together with our existing cash, cash equivalents and short-term marketable securities, will allow us to fund our operating plan until at least the end of 2024. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

▪
the scope, progress, results and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials and any delays related to the COVID-19 pandemic;
▪
the timing of, and the costs involved in, obtaining regulatory approvals for bomedemstat, our other product candidates or any other future product candidates;
▪
the number and characteristics of any additional product candidates we develop or acquire;
▪
the cost of manufacturing bomedemstat, our other product candidates and any future product candidates, including supply for clinical development as well as potential commercial use;
▪
the cost of building a sales force in anticipation of product commercialization;
▪
the cost of commercialization activities, including marketing, sales and distribution costs;
▪
our ability to establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
▪
any product liability or other lawsuits related to our products;
▪
the expenses needed to attract, hire and retain skilled personnel;
▪
the costs associated with being a public company;
▪
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
▪
the timing, receipt and amount of sales of any future approved products, if any; and
▪
the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Until and unless we can generate substantial revenues, we expect to finance our cash needs through the proceeds from our initial public offering, a combination of equity offerings and debt financings, and potentially through license and development agreements or strategic partnerships or collaborations with third parties. Such financing may result in dilution to stockholders or granting of rights superior to those of existing stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize bomedemstat, our other product candidates or any other future product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

▪
the timing and cost of, and level of investment in, research, development and commercialization activities, which may change from time to time;
▪
the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
▪
the timing of receipt of approvals from regulatory authorities in the United States and internationally;
▪
the timing and status of enrollment for our clinical trials;
▪
the cost of manufacturing, as well as building out inventory in advance of any commercial launch, and the terms of any agreements we enter into with third-party suppliers;
▪
timing and amount of any milestone, royalty or other payments due under any future collaboration or license agreement;
▪
coverage and reimbursement policies with respect to bomedemstat, our other product candidates and any future product

▪
candidates, if approved, and potential future drugs that compete with our products;
▪
expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
▪
the level of demand for our products, if approved, which may vary significantly over time; and
▪
future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates and future product candidates.

We have no products approved for sale, and our current clinical-stage product candidate, bomedemstat, is in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of bomedemstat. In the future, we may also become dependent on other product candidates that we may develop or acquire. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or, even if we receive regulatory approval, that such product candidates will be successfully commercialized.

Lysine-Specific Demethylase, or LSD1, inhibition is a novel therapeutic approach, which exposes us to certain risks. For example, we may discover unforeseen safety events or that our product candidates do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of disease, a product candidate, or the therapeutic approach, is not effective in other diseases. In addition, given the novel nature of this therapeutic approach, designing preclinical studies and clinical trials to demonstrate the effect of the product candidates is complex and exposes us to risks.

The clinical and commercial success of our current product candidates and any future product candidates that we may develop or acquire will depend on a number of factors, including those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q. These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of products to continue our business or achieve profitability.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the clinical study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

▪
the patient eligibility criteria defined in the protocol;
▪
the size and nature of the patient population required for analysis of the clinical trial’s primary endpoints;
▪
the proximity of patients to clinical trial sites;
▪
the design of the clinical trial;
▪
the risk that enrolled patients will not complete a clinical trial;
▪
clinicians’ and patients’ perceptions as to the safety of the product candidate;
▪
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating as well as any drugs under development; and
▪
our ability to obtain and maintain patient consent.

We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such patients adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or a comparable foreign regulatory authority. In addition, the process of finding and diagnosing patients may prove costly.

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Furthermore, certain conditions for which we plan to evaluate our current product candidates are rare diseases with limited patient pools from which to recruit for clinical trials. For example, our lead product candidate, bomedemstat, is currently being evaluated in clinical trials in patients with MF, ET and PV. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required procedures and assessments and follow-up periods.

The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our clinical trials for any reason, including the existence of other approved therapies or concurrent clinical trials for similar patient populations, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on clinical research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Clinical trials are expensive and can take many years to complete, and their outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an investigational new drug application, or IND, or a clinical trial application, or CTA, will result in the FDA or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

▪
enrollment of an adequate number of suitable patients to participate in a trial;
▪
the COVID-19 pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
▪
inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
▪
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
▪
delays in obtaining regulatory authorization to commence a trial;
▪
reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪
identifying, recruiting and training suitable clinical investigators;
▪
obtaining institutional review board, or IRB, approval at each trial site;
▪
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, or equivalent foreign application or amendment;
▪
new safety findings that present unreasonable risk to clinical trial participants;
▪
changes to clinical trial protocols;
▪
a negative finding from an inspection of our clinical trial operations or study sites;
▪
having subjects complete a trial or return for post-treatment follow-up;
▪
clinical sites deviating from trial protocol or dropping out of a trial;
▪
addressing subject safety concerns that arise during the course of a trial;
▪
adding a sufficient number of clinical trial sites; or
▪
obtaining sufficient product supply of product candidates for use in preclinical studies or clinical trials from third-party suppliers.

In addition, we may experience numerous other adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

▪
we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials or require that we submit additional data or information before allowing a clinical trial to be initiated;
▪
clinical studies of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
▪
our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;
▪
we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons,

▪
including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;
▪
the cost of clinical trials of our product candidates may be greater than we anticipate;
▪
the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate; and
▪
regulators may revise the requirements for approving our product candidates or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, we may:

▪
incur unplanned costs;
▪
be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
▪
obtain marketing approval in some countries and not in others;
▪
obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
▪
obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
▪
be subject to additional post-marketing testing requirements; or
▪
have the product removed from the market after obtaining marketing approval.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Safety Advisory Board, or SAB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we plan to do for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs and managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or a regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit. Any such delay or rejection could prevent or delay us from commercializing our current or future product candidates.

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates proves to be ineffective, unsafe or commercially unviable, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Some of our product candidates may be studied in clinical trials co-sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we will have minimal or no control over the conduct of such trials.

We may supply and otherwise support similar research, including related investigator-initiated clinical trials, in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internal clinical trials; however, because we would not be the sponsors of these trials, we would not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we would be subject to risks associated with the way investigator- initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third- party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize bomedemstat and any other product candidates we may develop in the future, and we may fail to do so for many reasons, including the following:

▪
our product candidates may not successfully complete preclinical studies or clinical trials;
▪
a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it does not meet applicable regulatory criteria;
▪
the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
▪
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
▪
if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate; and
▪
a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

If any of these events occur, we may be forced to abandon our development efforts for a product candidate or candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. Failure of a product candidate may occur at any stage of preclinical or clinical development, and we may never succeed in developing marketable products or generating product revenue.

We may not be successful in our efforts to further develop our current and future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

If any of our product candidates successfully completes clinical trials, we plan to seek regulatory approval to market our product candidates in the United States, the European Union, or the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval and to seek approval for one or more of our product candidates. We cannot be sure that any such collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we or any future collaborators or partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Any approval we may obtain could be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a Risk Evaluation and Mitigation Strategy, or REMS. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

The regulatory approval process is lengthy, expensive, and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business, and our results of operations.

Our business is dependent upon our ability to obtain regulatory approval for our product candidates. The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

The FDA or any foreign regulatory bodies can delay, limit, or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

▪
the FDA or the applicable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials;
▪
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
▪
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs or combination therapies similar to our product candidates;
▪
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that our product candidates are safe and effective for the proposed indication;
▪
the FDA’s or the applicable foreign regulatory authority’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
▪
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
▪
the FDA’s or the applicable foreign regulatory authority’s requirement for additional nonclinical studies or clinical trials;
▪
the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
▪
the FDA’s or the applicable foreign regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;
▪
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval; or
▪
the FDA or the applicable foreign regulatory authority’s disagreement with the sufficiency of the clinical, non-clinical and/or quality data in the NDA or comparable marketing authorization application.

While we have recently held preliminary discussions with the FDA about key trial design parameters for a registrational Phase 3 program of bomedemstat for the treatment of ET and MF, we have not yet held an End-of- Phase 2 meeting with the FDA to discuss the registration pathway for bomedemstat, and our current clinical development plans for bomedemstat in ET, MF and PV, may change as a result of future interactions with the FDA. If the FDA or other regulatory agencies disagrees with our clinical development plans for bomedemstat, including the design or implementation of our clinical trials or study endpoints, the FDA may require that we modify our intended trial design or endpoints, or conduct additional clinical trials to support our regulatory submissions. For example, the FDA may require that we conduct more than one pivotal trial in order to gain approval in ET or MF.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy development and approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval, or the failure to receive marketing authorization with a label that allows us to market the product candidate as we desire, would delay, prevent or otherwise limit commercialization of that product candidate and would materially adversely impact our business and prospects.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose unaudited interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the unadited interim, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Such preliminary data should be viewed with caution until the final data are available. Unaudited, interim, top-line or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between unaudited interim, top-line or preliminary data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular study, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the unaudited interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Our product candidates or any future product candidates may be associated with undesirable side effects or adverse events that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As with most pharmaceutical products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or a comparable foreign regulatory authority. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Furthermore, certain of our product candidates, such as bomedemstat, may be co-administered with third-party approved or experimental therapies. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

To date, only one of our product candidates, bomedemstat, has been tested in humans. While it has been shown to be generally well tolerated in our Phase 2 clinical trials for bomedemstat for ET and MF through May 18 and 17, 2021, respectively, 19 patients (68%) in our ET trial have reported 160 adverse events, or AEs, including one serious adverse event, or SAE, deemed unrelated to bomedemstat by the study investigator, and 64 patients (74%) in our MF trial reported 1,086 AEs, of which 72 were serious adverse events, or SAEs. Ten SAEs in our MF trial, seven Grade 3 and three Grade 2, all occurring once, were deemed by investigators as possibly, probably, or definitely related to bomedemstat: painful splenomegaly, rectal hemorrhage, cardiac failure, headache, vertigo, gastrointestinal hemorrhage, anemia, nausea, hematoma and pyoderma gangrenosum. While there have been no dose-limiting toxicities or deaths attributed to bomedemstat in the MF and ET trials, if unacceptable side effects arise in the course of further development of bomedemstat or in the development of any of our other product candidates, we, the FDA, the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Dose-limiting toxicities would be serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidates into and through clinical trials, such trials will likely only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

▪
regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
▪
we may be required to conduct additional clinical trials or post-approval studies;
▪
we may be required to recall a product or change the way such product is administered to patients;
▪
additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
▪
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
▪
we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
▪
we could be sued and held liable for harm caused to patients;
▪
we may be subject to fines, injunctions or the imposition of criminal penalties;
▪
the product may become less competitive; and
▪
our reputation may suffer.

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and result in the loss of significant revenues to us, which would adversely affect our business, financial condition, results of operations and prospects. In addition, if one or more of our product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may develop certain of our current and future product candidates in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We currently plan to evaluate bomedemstat in combination with ruxolitinib for MF in a two-arm Phase 2 clinical trial, and if successful, we may pursue a registrational program for this combination. In addition, we may develop other product candidates in the future in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies.

Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or a similar regulatory authority outside of the United States. We may be unable to effectively identify and collaborate with third parties for the evaluation of our product candidates in combination with their therapies. We will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our product candidates currently in development that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or a similar regulatory authority outside of the United States does not approve these other drugs or revokes approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market such product candidate.

There is no guarantee that Fast Track designation for bomedemstat for the treatment of ET and MF or other expedited development and review programs will result in a faster regulatory review or regulatory approval or that we will qualify for other expedited development and review programs, such as Breakthrough Therapy designation, Accelerated Approval and Priority Review, which could substantially delay the potential approval of bomedemstat and our other product candidates.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for bomedemstat for the treatment of ET and MF, and we may receive Fast Track designation for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve bomedemstat or our other designated product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

We may also seek Breakthrough Therapy designation for any product candidate that we develop. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Like Fast Track designation, Breakthrough Therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate, we develop meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a Breakthrough Therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

Drugs designated as Fast Track products or Breakthrough Therapies by the FDA are also eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post- marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. If we seek accelerated approval of bomedemstat for the treatment of MF and/or ET, we expect to be required to conduct one or more confirmatory trials post-approval, if obtained. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree that bomedemstat or any other product candidate has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

Once an NDA is submitted to FDA, the application may be eligible for Priority Review if the product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Products with Fast Track or Breakthrough Therapy designation are generally eligible to be considered for Priority Review. If an NDA receives Priority Review, the FDA will aim to take action on the application within six months of confirming receipt, compared to ten months under standard review. We cannot guarantee that any NDA we submit will qualify for Priority Review, including our planned NDA for bomedemstat, which could significantly impact our timeline and plans for commercialization, if approved.

In addition, bomedemstat has received PRIority MEdicines, or PRIME, designation by the European Medicines Agency, or the EMA for the treatment of MF. PRIME is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the PRIME eligibility. Additionally, access to PRIME can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

We have and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In addition to the United States, we have enrolled patients in Australia, Germany, Hong Kong, Italy, and the United Kingdom in our Phase 2 clinical trial of bomedemstat for MF and in Australia, Italy and New Zealand in our Phase 2 clinical trial of bomedemstat for ET. We may conduct additional future clinical trials outside the United States.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with Good Clinical Practice, or GCP, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States, such trials may not be subject to IND review, meaning the FDA may not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require additional clinical trials in order to seek FDA approval. If the FDA does not accept data from our clinical trials of bomedemstat and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of bomedemstat and any future product candidates.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements, foreign exchange fluctuations, patient monitoring and compliance, compliance with foreign manufacturing, customs, shipment and storage requirements, cultural differences in medical practice and clinical research, and diminished protection of intellectual property in some countries.

We must manufacture multiple batches of bomedemstat using a commercial current Good Manufacturing Process, or cGMP, in order to complete pivotal clinical trials, to obtain regulatory approval for commercial sale, and to have bomedemstat available for commercial launch.

To date, we have utilized contract manufacturers to manufacture bomedemstat for our preclinical and clinical studies and plan to continue to do so in the future. We may, however, add new contract manufacturers to our existing manufacturers. In addition, we are contemplating several changes to the manufacturing process to enable a scalable, cost-effective, and commercially viable cGMP manufacturing process. If any batches of bulk bomedemstat, or encapsulated finished drug product, fail to meet specifications, or fail to have been manufactured in accordance with cGMP, we may be delayed in supplying bomedemstat for our planned pivotal clinical trials. In addition, we will require multiple successful cGMP batches of bomedemstat to obtain regulatory approval for commercial sale. Any delay or technical hurdle in our validation work may impact the availability of such product and may result in additional expense. A number of factors could impact the risk of delay or failure in these manufacturing efforts, including:

▪
insufficient supply of raw materials for cGMP manufacturing of bomedemstat;
▪
higher than expected cost of manufacturing;
▪
failure to validate changes in the commercial cGMP processes in a timely manner, or at all;
▪
changes that we make to optimize our manufacturing, testing, or formulating of cGMP materials could negatively impact the safety, tolerability, and efficacy of bomedemstat;
▪
inability to supply clinical trial needs would delay our planned pivotal clinical trials; and
▪
inability to satisfy the commercial demand for bomedemstat, if approved for sale.

Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.

Our business has been and could continue to be adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. As COVID-19 remains a significant worldwide problem, we may experience ongoing disruptions that could severely impact our business and clinical trials. These disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID- 19 pandemic and policy responses to it, in the months between March and May 2020 we observed a measurable decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing clinical trials of bomedemstat or any other clinical trial may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, our Phase 2 clinical trials of bomedemstat or any of our other clinical trials could be delayed or otherwise adversely affected. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

Ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory authorities. For example, we have made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, may affect the integrity of data collected, and may have unforeseen effects on the progress and completion of our clinical trials and the findings from such clinical trials.

In addition, we may encounter a shortage in supplies of, or in delays in shipping, our study drug or other components of the clinical trial vital for successful conduct of the trial. Further, the successful conduct of our Phase 2 clinical trials of bomedemstat and our other clinical trials depend on retrieving laboratory, imaging, and other data from patients. Any failure by the vendors with which we work with to send us such data could impair the progress of such clinical trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our study sites or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our drug and combination therapy candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our drug and combination therapy candidates or otherwise advancing development of our product candidates may become impaired.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede our clinical development programs, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section of this Quarterly Report on Form 10-Q.

We compete with both approved therapeutic products and therapeutic candidates being developed by our competitors, most of which have significantly greater resources than we do.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will likely develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments currently under development that may enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of diseases and other conditions for which we may try to develop product candidates. Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. We believe that while our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains.

Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop. Our competitors may develop drugs that are more effective, more convenient, more widely used, less costly or have a better safety profile than our products in development and these competitors may also be more successful than us in manufacturing and marketing their products.

If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For bomedemstat, other companies are conducting research and development of potential therapies for ET, MF and acute myeloid leukemia.

For the treatment of MF, Incyte markets ruxolitinib in the United States, and Novartis markets the drug in the rest of the world. Bristol-Myers Squibb markets the JAK inhibitor fedratinib in the United States. A number of companies are developing other product candidates for myeloproliferative neoplasms with mechanisms other than altering epigenetic regulation, including AbbVie, Acceleron, CTI BioPharma, Fibrogen, Geron, Kartos, Protagonist, Roche and Sierra Oncology.

Our known biopharmaceutical competitors with commercial or development-stage epigenetic modulators include 4SC, Bristol-Myers Squibb, Constellation, Epizyme, GlaxoSmithKline, Incyte, Merck, Oryzon, Salarius, Spectrum, Taiho, Takeda and Vivid, as well as other companies.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, coverage, reimbursement and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competing products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

We expect to expand our development and regulatory capabilities and potentially implement sales and distribution capabilities, and as a result, we will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2021, we had 17 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

▪
manage our preclinical studies and clinical trials effectively;
▪
identify, recruit, retain, incentivize and integrate additional employees, including sales personnel;
▪
manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
▪
continue to improve our operational, financial and management controls, reports systems and procedures.

There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion.

If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of any products, initiation or completion of our planned clinical trials or the commercialization of our lead product candidate or any other product candidates.

Competition for qualified personnel in the biotechnology and biopharmaceutical fields is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell any products effectively, if approved, or generate product revenue.

We currently do not have a marketing or sales organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

We depend on our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data or financial assets, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information, including both our own and that of third parties. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the pervasive use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property, including both our own and that of third parties. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects.

Our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and any third-party manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts, commercialization efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Furthermore, the third parties on which we depend, including suppliers, contract manufacturers and CROs are similarly vulnerable to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, manufacturing arrangements or interfere with a preclinical study or clinical trial, it could have a material adverse effect on our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

▪
decreased demand for any approved product;
▪
injury to our reputation;
▪
withdrawal of clinical trial participants;
▪
initiation of investigations by regulators;
▪
costs to defend the related litigation;
▪
a diversion of management’s time and our resources;
▪
substantial monetary awards to trial participants or patients;
▪
product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪
loss of revenue;
▪
exhaustion of any available insurance and our capital resources;
▪
the inability to commercialize any product candidate; and
▪
a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaboration partners.

Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborator entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Reliance on Third Parties

We currently rely, and plan to rely on in the future, third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We are continuing to build our internal chemistry, manufacturing and controls, biology and preclinical development capabilities to supplement activities conducted by third parties on our behalf. As part of this personnel build out, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.

We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be adversely affected, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture our product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

▪
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must inspect any manufacturers for cGMP compliance as part of our marketing application;
▪
a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
▪
our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
▪
contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
▪
our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products, if any;
▪
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to

▪
ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
▪
we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
▪
our third-party manufacturers could breach or terminate their agreements with us;
▪
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
▪
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
▪
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

Risks Related to Intellectual Property

Our current and any future product candidates could be alleged to infringe patent rights and other intellectual property rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and/or limit our ability to commercialize our drugs and combination therapy candidates.

Our commercial success depends on our ability to develop, manufacture and market our current and any future product candidates that may be approved for sale, and to use our technology without infringing the patents and other intellectual property rights of third parties. If any third-party patents, or other intellectual property rights are found to cover our product candidates or their compositions, methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our product candidates or to do so without obtaining a license, which may not be available on commercially reasonable terms, or at all.

Regardless of the merits or any third-party claims, intellectual property disputes can be costly to defend, time- consuming and may cause our business, operating results and financial condition to suffer.

We operate in an industry with extensive intellectual property litigation. As the pharmaceutical, biopharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated.

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property with respect to our product candidates and technologies we use in our business. We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may be forced to defend ourselves by challenging the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Interference or derivation proceedings provoked by third parties or brought by us or declared by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions with respect to our patents or patent applications. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to cease developing, manufacturing, or commercializing the infringing product candidate, stop treating certain conditions, obtain licenses or modify our drugs or combination therapies and features while we develop non-infringing substitutes, or may result in significant settlement costs. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our product candidates unless the third party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our product candidates.

Although we have reviewed certain third-party patent filings that we believe may be relevant to certain of our product candidates, we have not conducted a freedom-to-operate search or analysis for all of our product candidates. As such, we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our product candidates. Thus, we cannot guarantee that our product candidates, or our commercialization thereof, do not and will not infringe any third party’s intellectual property.

In addition, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents), and publications in the scientific literature often lag behind actual discoveries. Claims in patent applications can also be revised before issuance. Therefore, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. For patent applications filed before March 16, 2013, if another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO to determine priority of invention in the United States.

The costs of priority contests, patent litigation and other proceedings could be substantial, and it is possible that such efforts would be unsuccessful if it is determined that the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such invention.

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be successful in doing so. Proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity that applies to all issued patents. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, or enforceability.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

There can be no assurance with respect to the outcome of any future litigation brought by or against us, and the outcome of any such litigation could have a material adverse impact on our business, operating results and financial condition. Litigation is inherently unpredictable, and outcomes are uncertain. Further, as the costs and outcome of these types of claims and proceedings can vary significantly, it is difficult to estimate potential losses that may occur. Such claims and proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations or cash flows.

We may be subject to claims by employees, consultants, contractors or third parties claiming ownership of what we regard as our own intellectual property, or we may need to bring such claims ourselves.

While it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we may fail to obtain such assignments. Such agreements may also be breached. Accordingly, we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. For example, inventorship disputes may arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or rights to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may in the future rely on support from third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that we may not be the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our patents, including in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the pharmaceutical and biotechnology industries, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of our employees and consultants were previously employed at or may have previously provided or may be currently providing consulting services to, universities or other pharmaceutical or biotechnology companies including our competitors or potential competitors. These employees and consultants may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such other current or previous employment or consulting services. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may become subject to claims that we, our employees or consultants inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, which could adversely affect our business. Such intellectual property could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our drugs and combination therapies and such license would not necessarily be available on commercially reasonable terms, or at all. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to obtain, maintain and enforce intellectual property protection directed to our current and any future technologies that we develop, others may be able to make, use or sell drugs or combination therapies substantially the same as ours, which could adversely affect our ability to compete in the market.

Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and any future single agent or combination therapy candidates for use in the market for pharmaceuticals and biopharmaceuticals and upon our ability to obtain, maintain and enforce our intellectual property rights. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with any of our product candidates. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use or sell products that are substantially the same as any single agent or combination therapy candidates we may sell without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We use a combination of patents, trademarks, know-how, confidentiality procedures and contractual provisions to protect our proprietary technology. However, these protections may not be adequate and may not provide us with any competitive advantage. For example, patents may not issue from any of our currently pending or any future patent applications, and our issued patents and any future patents that may issue may not survive legal challenges to their scope, validity or enforceability or provide significant protection for us.

To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that we consider important to our business. The patent application and approval process are expensive, time-consuming and complex. We may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, depending on the terms of any future license or collaboration agreements to which we may become a party, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates.

The USPTO, international patent offices or judicial bodies may deny, or significantly narrow claims made under our patent applications, and our issued patents may be successfully challenged, may be designed around or may otherwise be of insufficient scope to provide us with protection for our drugs or combination therapies. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

We cannot be certain that the steps we have taken will prevent unauthorized use or unauthorized reverse engineering of our product candidates. Moreover, third parties may independently develop technologies that are competitive with ours and such competitive technologies may or may not infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of any legal actions we may take against these infringers in the respective country or forum, but these actions may not be successful. As with all granted intellectual property, such intellectual property may be challenged, invalidated or circumvented, may not provide protection and/or may not prove to be enforceable in actions against specific alleged infringers.

Even if our patents are determined by a court to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our patents. For example, third parties may be able to make products that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our product candidates or any future drugs or combination therapies that we develop. We may not have freedom to commercialize unimpeded by the patent rights of others. Third parties may have patents that dominate, block or are otherwise relevant to our technology. There may be prior public disclosures or other art that could be deemed to invalidate one or more of our patent claims. Further, we may not develop additional proprietary technologies in the future, and, if we do, they may not be patentable.

We may not be able to correctly estimate or control our future operating expenses in relation to obtaining intellectual property, enforcing intellectual property and/or defending intellectual property, which could affect operating expenses. Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, including the costs of preparing, filing, prosecuting, defending and enforcing patent and trademark claims and other intellectual property-related costs, including adverse proceedings and litigation costs.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that one or more patents of ours or any of our future licensors is not valid or is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, which may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products and could put our patent applications at risk of not issuing. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent that covers our products, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could also include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation.

If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we could lose a part, and perhaps all, of the patent protection covering such candidate.

Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. Any of these circumstances could adversely affect our competitive business position, business prospects and financial condition.

The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents invalid. Similar mechanisms for challenging the validity and enforceability of a patent exist in ex-U.S. patent offices and may result in the revocation, cancellation, or amendment of any ex-U.S. patents we hold in the future. For the patents and patent applications that we may license in the future, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. We may not be able to prevent, alone or with our potential licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Even if we ultimately establish infringement and an injunction is granted against further infringing activity, it may be too late to avoid a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our products to market.

We may not be able to protect our intellectual property rights throughout the world.

We have a number of international patents and patent applications and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. However, filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. Consequently, we have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may, following regulatory approval, sell our drugs and combination therapies and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States and where our ability to enforce our patents to stop infringing activities may be inadequate. These products may compete with any current or future product candidates we may sell, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals and biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.

Moreover, our ability to protect and enforce our intellectual property and proprietary rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property and proprietary rights in certain foreign jurisdictions. The legal systems of some countries, including, for example, India, China and other developing countries, do not favor the enforcement of patents and other intellectual property or proprietary rights, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patents or other intellectual property or proprietary rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our single-agent and combination therapies.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the Leahy-Smith America Invents Act, or the AIA, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we may license in the future. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Changes in patent law in the U.S. or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Our patent rights may be affected by developments or uncertainty in U.S. or ex-U.S. patent statutes, patent case laws in USPTO rules and regulations or in the rules and regulations of ex-U.S. patent offices. There are a number of recent changes to the U.S. patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the AIA, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents.

In addition, Congress may pass patent reform legislation that is unfavorable to us. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies. Those changes may materially affect our existing or future patents and patent applications and our ability to obtain additional patents in the future.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary single-agent or combination therapy names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information. We have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions. Additionally, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access.

Recourse we take against such misconduct may not provide an adequate remedy to fully protect our interests. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our product candidates, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

▪
others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
▪
we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
▪
we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;

▪
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
▪
it is possible that our owned or licensed pending patent applications will not lead to issued patents;
▪
issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
▪
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
▪
we may not develop additional proprietary technologies that are patentable;
▪
we cannot predict the scope of protection of any patent issuing based on our owned or licensed patent applications, including whether the patent applications that we own or in the future in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;
▪
the claims of any patent issuing based on our owned or licensed patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
▪
if enforced, a court may not find that our owned or licensed patents are valid, enforceable and infringed;
▪
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
▪
we may be required to coordinate with licensors on enforcement of our patents;
▪
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application and secure an issued patent covering such intellectual property;
▪
we may fail to adequately protect and police our trademarks and trade secrets; and
▪
the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

In the future, we may license or otherwise have access to patent rights from third-party owners. Such licenses or other arrangements may be subject to early termination if we fail to comply with our obligations in our agreements with third parties, which could result in the loss of valuable rights or technology.

We may in the future become party to licenses and other agreements that give us rights to third-party intellectual property that are necessary or useful for our business. Under any such agreements, we may be obligated to pay the counterparties fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the applicable technology and a percentage of sublicensing revenue. If we were to fail to comply with any such obligations and fail to cure our breach within a specified period of time, the counterparty may have the right to terminate the applicable agreement, in which event we could lose valuable rights and technology.

In addition, we may in the future rely on third parties from whom we license proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be related to any intellectual property that we in-license. For example, we could not be certain that such activities by these licensors would be conducted in compliance with applicable laws and regulations or would result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which future licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves.

We may jointly own certain patent rights with third parties. Our ability to out-license these patent rights, or to prevent the third party from out-licensing these patent rights, may be limited in certain countries.

We may jointly own patents and patent applications with third parties in the future. Unless we enter into an agreement with the joint owner, we will be subject to certain default rules pertaining to joint ownership. Certain countries require the consent of all joint owners to license jointly owned patents, and if we are unable to obtain such consent from the joint owner, we may not be able to license our rights under these patents and patent applications. In certain other countries, including the United States, the joint owner could license its rights under these patents and patent applications to another party without our consent and without any duty of accounting to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We may in the future need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

We currently own intellectual property directed to our product candidates and other proprietary technologies. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

Risks Related to Government Regulation

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any approved marketing application.

Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

We will have to comply with requirements concerning advertising and promotion for any future products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. We may not promote products for indications or uses for which they do not have approval. The holder of an approved application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

▪
issue warning letters;
▪
impose civil or criminal penalties;
▪
suspend or withdraw regulatory approval;
▪
suspend any of our clinical trials;
▪
refuse to approve pending applications or supplements to approved applications submitted by us;
▪
impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
▪
seize or detain products, or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from any future products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates.

Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially-reasonable revenue and profits. Moreover, increasing efforts by governmental and third- party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act, those of greatest importance to the pharmaceutical, biopharmaceutical and biotechnology industries include the following:

▪
an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as Orphan Drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
▪
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
▪
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
▪
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
▪
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
▪
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
▪
a licensure framework for follow on biologic products;
▪
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
▪
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the Affordable Care Act. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In addition, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Changes in structure of or funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, the maintenance of regulatory review timelines, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions or reorganizations at the FDA and foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. The FDA’s Office of New Drugs recently underwent a reorganization, which could continue to affect staffing and priorities and cause delays with respect to the clinical development and regulatory approval process for bomedemstat and potentially other product candidates. In addition, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If we develop a small molecule product candidate that obtains regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a new drug application, or NDA, under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

Accordingly, if we choose to develop a small molecule product candidate, and the product is approved, competitors could file ANDAs for generic versions of our small molecule drug products or 505(b)(2) NDAs that reference our small molecule drug products. If there are patents listed for our small molecule drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any of our owned or any future in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

▪
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪
the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
▪
the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
▪
HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
▪
the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
▪
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, the U.S. federal physician transparency reporting requirements will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners;
▪
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and
▪
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business and our ability to sell our products may be materially harmed.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off- label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also imposed consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Changes in tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, of $66.8 million as of December 31, 2020, and state NOLs for California of $0.4 million, Massachusetts of $28.5 million, and New Hampshire of $2.3 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of our initial public offering and/or subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties to conduct clinical trials outside of the United States and to obtain necessary non-U.S. permits, licenses, patent registrations and other regulatory approvals, and may continue to do so in the future, as well as to market and sell our products outside the United States once we obtain regulatory approval. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock following our initial public offering could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

▪
announcements of regulatory approval or disapproval of our current or any future product candidates;
▪
failure or discontinuation of any of our research and development programs;
▪
announcements relating to any future licensing, collaboration or development agreements;
▪
public misperception regarding the use of our product candidates or public concern about the safety of our product candidates;
▪
acquisitions and sales of new products or product candidates, technologies or businesses;
▪
manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;
▪
quarterly variations in our results of operations or those of our competitors;
▪
changes in earnings estimates or recommendations by securities analysts;
▪
announcements by us or our competitors of new products or product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
▪
our commencement of, or involvement in, litigation;
▪
changes in financial estimates or guidance;
▪
any major changes in our board of directors or management;
▪
market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and
▪
general economic conditions in the United States and abroad, including as a result of an economic recession or depression and market volatility related to the COVID-19 pandemic and global health concerns.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, fluctuations in our quarterly results could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our Prospectus lapse, the trading price of our common stock could decline. Immediately after our initial public, and the concurrent private placement, based upon the number of shares outstanding as of March 31, 2021 (including the conversion of all of our shares of convertible preferred stock outstanding as of March 31, 2021 into 21,435,632 shares of our common stock), we will have outstanding a total of 32,115,655 shares of common stock, assuming no exercise of the underwriters’ option to purchase additional shares. Of these shares, substantially all of the shares of our common stock sold in our initial public offering (excluding any shares sold to our director or officers in the directed share program), plus any shares sold upon exercise of the underwriters’ option to purchase additional shares, will be freely tradable, without restriction, in the public market immediately following our initial public offering.

The lock-up agreements pertaining to our initial public offering will expire 180 days from the date of this prospectus. Based upon the number of shares outstanding as of March 31, 2021, up to approximately 22,465,655 additional shares of common stock will be eligible for sale in the public market, approximately 9,741,830 of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The representatives of the underwriters may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of March 31, 2021, approximately 3,408,071 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. After our initial public offering, the holders of approximately 21,435,632 shares of our common stock, or approximately 67% of our total outstanding shares of common stock as of March 31, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75% of our voting stock and, upon the closing of this offering and the concurrent private placement, that same group will hold approximately 60% of our outstanding voting stock (assuming no exercise of the underwriters’ option to purchase additional shares and no exercise of outstanding options). Therefore, even after this offering these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

▪
a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
▪
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
▪
the exclusive right of our board of directors to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
▪
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
▪
the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
▪
the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
▪
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
▪
the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
▪
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of Capital Stock.”

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

▪
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
▪
we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
▪
we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
▪
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
▪
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
▪
we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

While we maintain a directors’ and officers’ insurance policy, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.

Our amended and restated certificate of incorporation and amended and restated bylaws will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws will provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws will also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation and amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. In addition, this choice of forum provision may result in increased costs to stockholders to bring a claim for any such disputes. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

General Risk Factors

If we sell shares of our common stock in future financings stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Regardless of the merits or the ultimate results of such litigation, securities litigation brought against us could result in substantial costs and divert our management’s attention from other business concerns.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the U.S. Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations and prospects. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are an “emerging growth company” and “smaller reporting company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and our annual revenues exceed $100 million during such fiscal year, or (2) our annual revenues do not exceed $100 million during such fiscal year, and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

If we fail to implement and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to implement and maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From July 1, 2021 through July 21, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-258057), we granted to our employees and directors stock options to purchase an aggregate of 173,236 shares of our common stock under the 2021 Plan at an exercise price of $16.00 per share.

The offers and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance of Rule 701 promulgated under Section 3(b) of the Securities Act. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

In July 2021, we completed an IPO of our common stock, where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $143.7 million from the IPO, after deducting underwriting discounts and commissions. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement (the “Private Placement”) for net proceeds of $20.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC acted as book-running managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on July 16, 2021. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-257419), which was declared effective on July 15, 2021.

There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Imago BioSciences, Inc.	8-K	001-40604	3.1	July 20, 2021
3.2	Amended and Restated Bylaws of Imago BioSciences, Inc.	8-K	001-40604	3.2	July 20, 2021
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-257419	4.2	July 12, 2021
10.1	Amended and Restated Investors’ Rights Agreement, by and among Imago BioSciences, Inc. and the investors listed therein.	S-1	333-257419	10.1	June 25, 2021
10.2#	Employment Agreement by and between Imago BioSciences, Inc. and Wan-Jen Hong.	S-1/A	333-257419	10.12	July 12, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

# Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imago BioSciences, Inc.
Date: August 19, 2021	By:	/s/ Hugh Y. Rienhoff, Jr., M.D.
Hugh Y. Rienhoff, Jr., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Matthew Plunkett, Ph.D.
Matthew Plunkett, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)