Form 10-Q
period 2021-09-30
Imago BioSciences, Inc.
filed 2021-11-10
CIK 1623715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of November 5, 2021 was 33,528,718.

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

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$85,209	$19,266
Short-term investments	145,144	57,375
Prepaid expenses and other current assets	4,245	1,181
Total current assets	234,598	77,822
Property and equipment, net	7	8
Long-term investments	—	19,689
Other long-term assets	2,670	1,414
Total assets	$237,275	$98,933
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,905	$1,379
Accrued and other current liabilities	7,006	3,726
Total current liabilities	8,911	5,105
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 0 and 180,059,639 shares authorized, as of September 30, 2021 and December 31, 2020, respectively; 0 and 21,435,632 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $165,500 as of September 30, 2021 and December 31, 2020, respectively	—	162,612
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 0 issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 228,300,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 33,457,029 and 1,030,023 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	326,272	1,561
Accumulated other comprehensive income (loss)	16	(3)
Accumulated deficit	(97,927)	(70,342)
Total stockholders’ equity (deficit)	228,364	(68,784)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$237,275	$98,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$8,680	$3,576	$20,551	$10,622
General and administrative	3,040	734	7,159	1,884
Total operating expenses	11,720	4,310	27,710	12,506
Loss from operations	(11,720)	(4,310)	(27,710)	(12,506)
Other income (expense), net:
Interest income	72	8	241	14
Change in fair value of convertible preferred stock tranche liability	—	—	—	214
Other expense, net	(22)	(6)	(116)	(5)
Total other income, net	50	2	125	223
Net loss	$(11,670)	$(4,308)	$(27,585)	$(12,283)
Net loss per share, basic and diluted	$(0.44)	$(4.23)	$(2.85)	$(12.06)
Weighted-average shares used in computing net loss per share, basic and diluted	26,671,511	1,018,119	9,688,747	1,018,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Net loss	$(11,670)	$(4,308)	$(27,585)	$(12,283)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(1)	1	19	7
Comprehensive loss	$(11,671)	$(4,307)	$(27,566)	$(12,276)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balance as of January 1, 2021	21,435,632	$162,612	1,030,023	$—	$1,561	$(3)	$(70,342)	$(68,784)
Stock-based compensation	—	—	—	—	319	—	—	319
Other comprehensive income	—		—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,109)	(7,109)
Balance as of March 31, 2021	21,435,632	$162,612	1,030,023	$—	$1,880	$9	$(77,451)	$(75,562)
Exercise of stock options	—	—	57,036	—	107	—	—	107
Stock-based compensation	—	—	—	—	434	—	—	434
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(8,806)	(8,806)
Balance as of June 30, 2021	21,435,632	$162,612	1,087,059	$—	$2,421	$17	$(86,257)	$(83,819)
Conversion of convertible preferred stock to common stock upon initial public offering	(21,435,632)	(162,612)	21,435,632	2	162,610	—	—	162,612
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,255	—	—	9,660,000	1	140,485	—	—	140,486
Issuance of common stock in connection with Private Placement	—	—	1,250,000	—	20,000	—	—	20,000
Exercise of stock options			24,338	—	93	—	—	93
Stock-based compensation	—	—	—	—	663	—	—	663
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(11,670)	(11,670)
Balance as of September 30, 2021	—	$—	33,457,029	$3	$326,272	$16	$(97,927)	$228,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balance as of January 1, 2020	9,020,460	$54,771	1,018,119	$—	$1,106	$1	$(52,509)	$(51,402)
Stock-based compensation	—	—	—	—	84	—	—	84
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(4,245)	(4,245)
Balance as of March 31, 2020	9,020,460	$54,771	1,018,119	$—	$1,190	$9	$(56,754)	$(55,555)
Stock-based compensation	—	—	—	—	98	—	—	98
Other comprehensive income	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(3,730)	(3,730)
Balance as of June 30, 2020	9,020,460	$54,771	1,018,119	$—	$1,288	$7	$(60,484)	$(59,189)
Issuance of Series B convertible preferred stock, net of issuance costs of $17 and the settlement of preferred stock tranche liability of $2,281	4,529,931	28,139	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	107	—	—	107
Other comprehensive income	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(4,308)	(4,308)
Balance as of September 30, 2020	13,550,391	$82,910	1,018,119	$—	$1,395	$8	$(64,792)	$(63,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,585)	$(12,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale investments	124	(4)
Depreciation and amortization	3	—
Change in fair value of convertible preferred stock tranche liability	—	(214)
Stock-based compensation	1,416	289
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,980)	(419)
Other long-term assets	(1,231)	(1,452)
Accounts payable	501	(335)
Accrued expenses and other current liabilities	3,280	2,328
Net cash used in operating activities	(26,472)	(12,090)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(4)
Purchases of available-for-sale investments	(131,088)	(13,018)
Proceeds from maturities of available-for-sale investments	62,903	2,750
Net cash used in investing activities	(68,187)	(10,272)
Cash flows from financing activities:
Proceeds from exercise of stock options	116	—
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	143,741	—
Payments of offering costs related to initial public offering	(3,255)	—
Proceeds from issuance of common stock upon private placement	20,000	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	25,858
Net cash provided by financing activities	160,602	25,858
Net increase in cash and cash equivalents	65,943	3,496
Cash and cash equivalents at beginning of period	19,266	4,961
Cash and cash equivalents at end of period	$85,209	$8,457
Supplemental cash flow disclosure:
Cash paid for taxes	$61	$11
Supplemental disclosure of non-cash investing and financing activities:
Other long-term assets in accounts payable	$25	$—
Proceeds from exercise of stock options in prepaid expenses and other current assets	$84	$—
Settlement of Convertible preferred stock liability in connection with the issuance of Series B convertible preferred stock	$—	$2,281
Conversion of convertible preferred stock to common stock upon initial public offering	$162,612	$—

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

Initial public offering

On July 15, 2021, the Company’s registration statement on Form S-1 (File No. 333-257419) (the “Prospectus”) relating to its initial public offering (the “IPO”) of common stock became effective. The IPO closed on July 20, 2021 at which time the Company issued an aggregate of 8,400,000 shares of its common stock at a price of $16.00 per share. Within 30 days following the close, 1,260,000 shares were issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In connection with the completion of its IPO, on July 20, 2021 the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. The Company received net proceeds of approximately $143.7 million from the IPO, after deducting underwriting discounts and commissions. Concurrent with the IPO, the Company issued 1,250,000 shares of common stock in a private placement (the “Private Placement”) for net proceeds of $20.0 million. Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 21,435,632 shares of common stock.

Liquidity and capital resources

The Company has incurred net losses and cash out flows from operations since inception and as of September 30, 2021 has an accumulated deficit of $97.9 million. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $230.4 million, which are available to fund future operations.

Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise capital to fully implement its business plan. The Company has historically financed its operations primarily with the proceeds from the issuance of its convertible preferred stock and to a lesser extent debt financing. The Company may raise additional capital through additional equity financings, debt financings or other sources. Based on projected activities, management believes that its existing cash, cash equivalents and short-term investments as of September 30, 2021 and the proceeds from the IPO and private placement will be sufficient to support operations for at least the next 12 months following issuance of these unaudited condensed consolidated financial statements.

Reverse stock split

On July 13, 2021, the Company effected a reverse stock split of the Company’s common stock on an 8.4-for-1 basis (the “Reverse Stock Split”). In connection with the Reverse Stock Split, all common stock and convertible preferred stock share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements have been retroactively adjusted, to reflect this Reverse Stock Split. Authorized shares and par values were not adjusted.

Coronavirus pandemic

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of these unaudited condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, certain accrued liabilities for research and development activities, valuation of deferred tax assets, the fair values of common and convertible preferred stock, the fair value of stock options and the fair value of the convertible preferred stock tranche liability. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2021, and the interim condensed consolidated statements of operations, comprehensive loss, and convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and interim condensed consolidated statements cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Prospectus dated July 16, 2021 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-257419), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.

Deferred Offering Costs

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred offering costs, consisting of legal, accounting, audit and filing fees relating to an IPO, are capitalized. In July 2021, upon the closing of the IPO, all deferred offering costs which were included in other long-term assets in the accompanying condensed consolidated balance sheets were offset against the Company’s IPO proceeds.

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

Comprehensive Loss

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s comprehensive loss is comprised of unrealized gains and losses on the Company’s available-for-sale investments.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The ASU clarified that implementation, setup and other upfront costs related to cloud computing agreements (“CCA”) should be accounted for under ASC 350-40. ASU 2018-15 requires companies to capitalize certain costs incurred when purchasing a CCA that is a service. Under the new guidance, companies should apply the same criteria for capitalizing implementation costs in a CCA service as they would for internal-use software. The capitalized implementation costs should be generally expensed over the term of the service agreement and the related assets should be assessed for impairment using the same model applied to long-lived assets. As an emerging growth company, this new standard is effective for annual periods beginning after December 15, 2020. The Company adopted this standard prospectively on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, this new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. The guidance eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, this new standard is effective for the Company for fiscal year beginning January 1, 2022. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2021 and December 31, 2020, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

their relatively short maturities. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$13,627	$—	$—	$13,627
Corporate bonds	—	3,434	—	3,434
Commercial paper	—	196,107	—	196,107
U.S. treasury securities	—	16,073	—	16,073
Total financial assets	$13,627	$215,614	$—	$229,241

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$11,938	$—	$—	$11,938
Corporate bonds	—	5,671	—	5,671
Commercial paper	—	57,195	—	57,195
U.S. treasury securities	—	20,196	—	20,196
Total financial assets	$11,938	$83,062	$—	$95,000

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

There were no transfers in or out of Level 3 of the fair value hierarchy during the periods presented.

Convertible Preferred Stock Tranche Liability

The Company’s convertible preferred stock tranche liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In determining the fair value of the convertible preferred stock tranche liability, the Company used the Hybrid Tranche Model pricing model to estimate the fair value using unobservable inputs. On the closing of the Company’s Series B convertible preferred stock financing in July 2020, the convertible preferred stock tranche liability was settled and recorded to Series B convertible preferred stock. Accordingly, there is no convertible preferred stock tranche liability as of September 30, 2021 and December 31, 2020.

A summary of the significant unobservable inputs used in measuring the Company’s convertible preferred stock tranche liability as of September 30, 2020 is as follows:

July 2,
2020
Time to liquidity (years)	0.01
Probability of second closing	100%
Discount rate	20%

The following table provides a summary of changes in the estimated fair value of the Company’s convertible preferred stock tranche liability measured on a recurring basis using significant Level 3 inputs:

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Nine Months Ended September 30,
2020
(in thousands)
Beginning balance December 31, 2019	$2,495
Change in fair value	$(214)
Settlement of convertible preferred stock tranche liability	(2,281)
Ending balance September 30, 2020	$—

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale debt securities by major security type:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$13,627	$—	$—	$13,627
Corporate bonds	3,434	—	—	3,434
Commercial paper	196,096	13	(2)	196,107
U.S. treasury securities	16,068	5	—	16,073
Total financial assets	$229,225	$18	$(2)	$229,241

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$11,938	$—	$—	$11,938
Corporate bonds	5,672	1	(2)	5,671
Commercial paper	57,197	3	(5)	57,195
U.S. treasury securities	20,196	2	(2)	20,196
Total financial assets	$95,003	$6	$(9)	$95,000

The following table summarizes the classification of the Company’s available-for-sale debt securities on the condensed consolidated balance sheets:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash equivalents	$84,097	$17,936
Short-term investments	145,144	57,375
Long-term investments	—	19,689
Total cash equivalents and investments	$229,241	$95,000

The following table summarizes the fair values of the Company’s available-for-sale debt securities by contractual maturity:

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	September 30,	December 31,
	2021	2020
	(in thousands)
Within one year	$229,241	$75,311
After one year through two years	—	19,689
Total cash equivalents and investments	$229,241	$95,000

There were no impairments of available-for-sale debt securities considered “other-than-temporary” during the nine months ended September 30, 2021 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

5. Balance Sheet Components

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Accrued research and development	$4,911	$2,670
Compensation and related benefits	1,585	854
Accrued professional service expenses	252	—
Other	258	202
Total accrued and other current liabilities	$7,006	$3,726

6. Commitments and Contingencies

Operating Leases

As of September 30, 2021 and December 31, 2020, the Company has two cancellable operating lease agreements with lease terms of less than 12 months. For the three months ended September 30, 2021 and 2020, rent expense was $21,000 and $28,000, respectively. For the nine months ended September 30, 2021 and 2020, rent expense was $71,000 and $76,000, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded related liabilities.

7. Equity

Convertible Preferred Stock

Convertible preferred stock at December 31, 2020 consisted of the following:

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

The Company classifies its convertible preferred stock outside of total stockholders’ equity (deficit) because, in the event of certain “liquidation events” that are not solely within the control of the Company (including a merger, acquisition or sale of all or substantially all of the Company’s assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event as of December 31, 2020 was not probable of occurring. Upon completion of the Company’s IPO in July 2021, all outstanding shares of convertible preferred stock were converted into 21,435,632 shares of common stock.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors, subject to the prior rights of the convertible preferred stockholders. The holders have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. As of September 30, 2021, no such dividends were declared or accrued.

The Company reserved the following shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2021	2020
Conversion of outstanding shares of convertible preferred stock	—	21,435,632
Options outstanding under the 2021 Equity Incentive plan	3,117,338	1,729,843
Options available for future grant	3,659,419	1,678,228
Total	6,776,757	24,843,703

8. Stock-Based Compensation

2012 Equity Incentive Plan

In October 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) under which 238,095 shares of the Company’s common stock were initially reserved for issuance to employees, directors and consultants.

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Incentive Award Plan, (the “2021 Plan”) which became effective in connection with the IPO. As a result of the 2021 Plan, the Company may not grant any additional awards under the 2012 Plan. The 2012 Plan will continue to govern outstanding equity awards granted thereunder.

Under the terms of the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents awards or other stock or cash based awards to individuals who are then employees, consultants or directors of the Company. Under the terms of the Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2021 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company initially reserved 3,450,000 shares of common stock for issuance under the 2021 Plan. The number of shares initially reserved will be increased by (i) any shares available for issuance under the 2012 Plan as of the day before the IPO, (ii) any shares that are subject to the 2012 Plan that become available for issuance under the 2012 Plan and (iii) the annual increase on January 1 of each year, beginning January 1, 2022, and continuing through and including January 1, 2031, by 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Company's board of directors. As of September 30, 2021, there were 3,659,419 shares available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the Employee Stock Purchase Plan, (the “ESPP”), which became effective in connection with the IPO. The purpose of the ESPP is to assist employees of the Company in acquiring a stock ownership interest in the Company, and to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The compensation committee of the board of directors will administer the Company’s ESPP.

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees is 4,703,469 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. As of September 30, 2021, the Company has reserved 350,000 shares of common stock under the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2021.

Stock Option Activity

Stock option activity under the 2012 and 2021 Plan was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2021	1,678,228	1,729,843	$2.08	7.75	$3,666
Authorized	3,450,000	—	—
Share rounding difference as a result of the reverse stock split	60	—	—
Options granted	(1,872,306)	1,872,306	5.84
Options exercised	—	(81,374)	2.46
Options cancelled	403,437	(403,437)	3.30
Outstanding as of September 30, 2021	3,659,419	3,117,338	$4.19	8.00	$49,387
Exercisable as of September 30, 2021		1,288,031	$2.64	6.25	$22,404

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $20.03 as of September 30, 2021.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $0.4 million and $0.7 million, respectively. There were no options exercised during the nine months ended September 30, 2020. The intrinsic value is the difference between the fair value of Company’s common stock at the time of exercise and the exercise price of the stock option.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The weighted-average grant-date fair value per share for stock options granted during the three months ended September 30, 2021 and 2020 was $9.66 and $1.29, respectively. The weighted-average grant-date fair value per share for stock options granted during the nine months ended September 30, 2021 and 2020 was $3.71 and $1.20, respectively.

Determining Fair Value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2021	2020	2021	2020
Expected term (in years)	5.8 - 6.1	6.0	5.8 - 6.1	6.0 – 6.1
Expected volatility	66.0% - 66.7%	70.4%	66.0% - 69.9%	67.1% - 70.4%
Risk-free interest rate	0.9% - 1.0%	0.4%	0.6% - 1.1%	0.4% - 1.7%
Expected dividend yield	—%	—%	—%	—%

Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.

Volatility—The Company determines volatility based on the historical volatilities of comparable publicly traded life science companies over a period equal to the expected term because it does not have sufficient trading history for its common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding volatility on its own stock becomes available.

Risk-Free Interest Rate—The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Dividend Yield—The Company has never paid and has no plans to pay any dividends on its common stock. Therefore, the Company has used an expected dividend yield of zero.

Stock-Based Compensation

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$206	$35	$394	$98
General and administrative	457	72	1,022	191
Total stock-based compensation expense	$663	$107	$1,416	$289

As of September 30, 2021, total unrecognized stock-based compensation expense is approximately $6.1 million, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 3.0 years.

9. Income Taxes

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2021 and 2020, the Company did not record any income tax expense. The U.S. federal and state deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

10. Net Loss Per Share

The following potentially dilutive shares, including all outstanding stock options, were not included in the calculation of diluted shares outstanding for the period presented as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	13,550,391	—	13,550,391
Outstanding stock options	3,117,338	1,708,416	3,117,338	1,708,416
Total	3,117,338	15,258,807	3,117,338	15,258,807

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10Q and our final prospectus, dated July 16, 2021, filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. We are currently enrolling patients in a Phase 2 clinical trial of bomedemstat for the treatment of ET and have completed enrollment for a Phase 2 clinical trial of bomedemstat for the treatment of MF. In our Phase 2 clinical trial in ET through July 15, 2021, interim and unaudited data from 30 patients demonstrates that a significant proportion of patients achieved a platelet count ≤ 400 x 109/L following more than six weeks of treatment. In our Phase 2 clinical trial in MF through July 15, 2021, interim and unaudited data from 89 patients demonstrates that bomedemstat has resulted in improvements in patient symptoms, reductions in spleen volume and reduction in mutant allele frequency, or MAF, the proportion of blood cells with mutations that drive this disease. We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinase. Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. We expect to submit to the FDA a protocol for a Phase 3 registrational trial for the treatment of ET in the second half of 2022. In addition, in 2021, we expect to support an investigator-sponsored Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF.

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

We have incurred recurring losses since our inception, including net losses of $11.7 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and net losses of $27.6 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $97.9 million and cash and cash equivalents and short-term investments of $230.4 million.

Recent Developments

Initial Public Offering

In July 2021, we completed an IPO of our common stock, where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement (the “Private Placement”) for net proceeds of $20.0 million.

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

As a result of the COVID-19 pandemic and policy responses to it, in the months between March and May 2020 we observed a measurable decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Since October 2020, patient screening and the number of patients eligible for enrollment in our clinical trials has returned to expected levels. In an effort to mitigate this risk we initiated a site in Hong Kong, an area that was not significantly impacted by COVID-19. Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials, including the recent resurgence of COVID-19. We have assessed both capacity and the current clinical supply chain associated with the production of bomedemstat and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our ongoing clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors, and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2020, and for the nine months ended September 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position in future periods.

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
▪
expense incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations, or CROs, other vendors or central laboratories and service providers engaged to conduct our trials; and
▪
the cost of consultants engaged in research and development related services and the cost to manufacture drug products for use in our preclinical studies and clinical trials;

Our research and development expenses for the three and nine months ended September 30, 2021 and 2020 were primarily incurred in connection with the development of our most advanced product candidate, bomedemstat. However, we have not historically tracked research and development expenses by program other than direct external expenses in conducting Phase 2 clinical trials for ET and MF. We typically have various early-stage research and drug discovery projects as well as potentially various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020. The external research and development costs are attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses consist primarily of:

▪
expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
▪
the cost of acquiring and manufacturing clinical trial and other materials; and
▪
other costs associated with development activities.

The internal research and development costs consist primarily of personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. Included within personnel-related costs is non-cash stock-based compensation expense of $0.2 million and $35,000 for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2021, and 2020, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Direct External Expenses:
Clinical-stage programs:
Phase 2 for MF	$1,532	$387	$3,179	$2,321
Phase 2 for ET	978	782	2,682	1,642
Phase 2 extension study (MF/ET)	923	—	980	—
Clinical pharmacology studies	713	—	713	—
Other	52	95	550	241
Total clinical-stage programs	4,198	1,264	8,104	4,204
All manufacturing costs	2,757	1,314	7,758	3,764
Preclinical programs	265	298	1,044	434
Unallocated Internal Expenses:
Personnel-related (including stock-based compensation)	1,336	651	3,323	1,982
Other	124	49	322	238
Total research and development expenses	$8,680	$3,576	$20,551	$10,622

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

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities, grow our business and, if our lead product candidate receives marketing approval, engage in commercialization activities. Moreover, we expect to incur additional expenses associated with operating as a public company, including legal, accounting, insurance, exchange listing, SEC compliance related expenses and investor relations costs. We also expect to increase the size of our administrative function to support the growth of our business.

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

Other Income (Expense), Net

Other income (expense), net consists of amortization of premiums and discounts on our investment balances.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Dollar	Percentage
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$8,680	$3,576	$5,104	143%
General and administrative	3,040	734	2,306	*
Total operating expenses	11,720	4,310	7,410	*
Loss from operations	(11,720)	(4,310)	(7,410)	*
Other income (expense), net:
Interest income	72	8	64	*
Other income (expense), net	(22)	(6)	$(16)	*
Total other income (expense), net	50	2	48	*
Net loss	$(11,670)	$(4,308)	$(7,362)	*

* Not meaningful

Research and Development Expenses

Research and development expenses were $8.7 million for the three months ended September 30, 2021, compared to $3.6 million for the three months ended September 30, 2020. The increase of $5.1 million was primarily due to:

▪
an increase of $1.4 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by the continued development of commercial material and material to support the ongoing and new clinical trials,
▪
an increase of 1.1 million in clinical activities due, in part, to increased consulting expenses added to support clinical operations team for the ongoing clinical trial in MF,
▪
an increase of $0.7 million in clinical pharmacology studies due to the commencement of the in-life portion of these assessments,
▪
startup costs of $0.9 million related to the commencement of a Phase 2 extension study for the continued treatment of patients currently enrolled in the ongoing ET and MF clinical trials, and
▪
an increase of $0.7 million in personnel-related costs primarily due to growth in the number of research and development employees as we ramped up our operations.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020. The increase of $2.3 million was primarily due to an increase of $0.7 million in professional fees attributable to accounting, legal and audit costs, $0.6 million in insurance expense both in connection with our preparation to become a public company and $0.9 million in compensation and personnel-related costs, including stock-based compensation expense, as a result of increased headcount.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2021. The increase, compared to the three months ended September 30, 2020 was due to the higher average investments balances as of September 30, 2021 compared to September 30, 2020 due to proceeds received from our IPO and Private Placement in July 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Dollar	Percentage
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$20,551	$10,622	$9,929	93%
General and administrative	7,159	1,884	5,275	*
Total operating expenses	27,710	12,506	15,204	122%
Loss from operations	(27,710)	(12,506)	(15,204)	122%
Other income (expense), net:
Interest income	241	14	227	*
Change in fair value of convertible preferred stock tranche liability	—	214	(214)	(100)%
Other income (expense), net	(116)	(5)	(111)	*
Total other income (expenses), net	125	223	(98)	(44)%
Net loss	$(27,585)	$(12,283)	$(15,302)	125%

* Not meaningful

Research and Development Expenses

Research and development expenses were $20.6 million for the nine months ended September 30, 2021, compared to $10.6 million for the nine months ended September 30, 2020. The increase of $10.0 million was primarily due to:

▪
an increase of $4.0 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by the continued development of commercial material and material to support the ongoing and new clinical trials,
▪
an increase of $1.9 million in clinical activities due, in part, to increased consulting expenses added to support clinical operations team for the ongoing clinical trial in MF and our ongoing clinical trial in ET as a result of site initiations and patient enrollments in 2021,
▪
an increase of $0.7 million in clinical pharmacology studies due to the commencement of the in-life portion of these assessments,

▪
startup costs of $1.0 million related to the commencement of a Phase 2 extension study for the continued treatment of patients currently enrolled in the ongoing ET and MF clinical trials,
▪
an increase of $1.3 million in personnel-related costs primarily due to growth in the number of research and development employees as we ramped up our operations, and
▪
an increase of $0.6 million in pre-clinical stage programs.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the nine months ended September 30, 2021, compared to $1.9 million for the nine months ended September 30, 2020. The increase of $5.3 million was primarily due to an increase of $2.1 million in professional fees attributable to accounting, legal and audit costs, $0.5 million in insurance expense, both in connection with our preparation to become a public company, $2.1 million in compensation and personnel-related costs, including stock-based compensation expense, as a result of increased headcount, and $0.2 million in advertising and marketing costs.

Interest Income

Interest income was $0.2 million for the nine months ended September 30, 2021. The increase of $0.2 million compared to the nine months ended September 30, 2020, was due to the higher average investments balances as of September 30, 2021, compared to September 30, 2020, due to the proceeds received from our IPO and Private Placement in July 2021.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability of $0.2 million for the nine months ended September 30, 2020 was attributable to changes in the fair value of the underlying preferred stock. The convertible preferred stock tranche liability was settled in July 2020.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.1 million for the nine months ended September 30, 2021 due to the amortization of discounts on our investments balance as of September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock, including proceeds from our issuance and sale of convertible promissory notes. From our inception through September 30, 2021, we have raised aggregate net cash proceeds of $164.8 million from the sale and issuance of our convertible preferred stock, including convertible promissory notes. As of September 30, 2021, we had available cash, cash equivalents and short-term investments of $230.4 million. In connection with our IPO, we issued and sold 8,400,000 shares of our common stock and 1,260,000 shares of our common stock to the underwriters of the IPO pursuant to the exercise of their option to purchase additional shares at a price of $16.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a Private Placement for net proceeds of $20.0 million.

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

Based upon our current operating plan we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(26,472)	$(12,090)
Cash used in investing activities	(68,187)	(10,272)
Cash provided by financing activities	160,602	25,858
Net increase in cash and cash equivalents	$65,943	$3,496

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $26.5 million, which consisted of a net loss of $27.6 million and a $0.4 million net change in our net operating assets and liabilities, partially offset by $1.4 million in non-cash charges related primarily to stock-based compensation and $0.1 million in amortization of discount on our investment balances. The net change in our operating assets and liabilities was primarily due to an increase of $1.2 million in other long-term assets and an increase of $3.0 million in prepaid expenses and other current assets due to the timing of payments, partially offset by an increase of $0.5 million in accounts payable due to timing difference of processing invoices and an increase of $3.3 million in accrued and other current liabilities.

Cash used in operating activities for the nine months ended September 30, 2020 was $12.1 million, which consisted of a net loss of $12.3 million, a $0.2 million gain from the change in the fair value of our convertible preferred stock tranche liability, and a net change of $0.1 million in our net operating assets and liabilities, partially offset by a net change of $0.3 million in non-cash charges related to stock-based compensation. The net change in our operating assets and liabilities was primarily due to an increase of $2.3 million in accrued and other current liabilities, partially offset by a decrease of $0.3 million in accounts payable, an increase of $0.4 million in prepaid expenses and other current assets and $1.5 million in other long-term assets.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $68.2 million, which consisted of $131.1 million related to purchases of investments, partially offset by proceeds of $62.9 million from maturities of investments.

Cash used in investing activities for the nine months ended September 30, 2020 was $10.3 million, which primarily consisted of purchases of available-for-sale securities of $13.0 million, partially offset by $2.8 million from proceeds from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $160.6 million, which consisted of proceeds from our IPO of $140.5 million after deducting underwriting discounts, commissions and offering costs, proceeds of $20.0 million from our Private Placement and net proceeds of $0.1 million from stock option exercises.

Cash provided by financing activities for the nine months ended September 30, 2020 was $25.9 million, which consisted of proceeds received from the issuance of our Series B convertible preferred stock.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Interest Rate Risk

We held cash, cash equivalents and short-term investments of $230.4 million and $76.6 million, as of September 30, 2021 and December 31, 2020, respectively. We generally hold our cash in interest-bearing money market accounts, short-term and long-term investments consist of government bonds. We believe historical fluctuations in interest rates have not had a material effect on our results of operations during the periods presented. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and short-term investments.

Foreign Currency

Our expenses are generally denominated in U.S. dollars. However, we make payments to a limited number of vendors for research and development services with payments denominated in foreign currencies. Our results of operations and cash flows are thereby subject to foreign currency transaction gains or losses on payments denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our unaudited condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

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

We have had significant operating losses since our inception. Our net losses for three months ended September 30, 2021, and 2020 were $11.7 million and $4.3 million, respectively, and $27.6 million and $12.3 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $97.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until a product candidate is clinically tested, approved for commercialization, and successfully marketed. Bomedemstat and our other product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop bomedemstat, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities, and as we incur costs as a public company. Even if successful, we may never generate revenues that are significant or large enough to achieve and subsequently sustain profitability.

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

As of September 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term marketable securities of $230.4 million. We believe that the net proceeds from our initial public offering and private placement, together with our existing cash, cash equivalents and short-term marketable securities, will allow us to fund our operating plan until at least the end of 2024. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

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

▪
coverage and reimbursement policies with respect to bomedemstat, our other product candidates and any future product candidates, if approved, and potential future drugs that compete with our products;
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

We have no products approved for sale, and our current clinical-stage product candidate, bomedemstat, is in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization of our product candidates and, in particular, the advancement of bomedemstat. In the future, we may also become dependent on other product candidates that we may develop or acquire. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or, even if we receive regulatory approval, that such product candidates will be successfully commercialized.

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

The clinical and commercial success of our current product candidates and any future product candidates that we may develop or acquire will depend on several factors, including those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q. These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of products to continue our business or achieve profitability.

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
▪
we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;
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

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates proves to be ineffective, unsafe, or commercially unviable, our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

We may not be successful in our efforts to further develop our current and future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

If any of our product candidates successfully completes clinical trials, we plan to seek regulatory approval to market our product candidates in the United States, the European Union, or the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled, or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval and to seek approval for one or more of our product candidates. We cannot be sure that any such collaborators or partners will conduct these activities successfully or do so within the timeframe we desire. Even if we or any future collaborators or partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

Our business is dependent upon our ability to obtain regulatory approval for our product candidates. The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion, and distribution of drug products are subject to extensive and evolving regulation by federal, state, and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

Obtaining regulatory approval of an NDA can be a lengthy, expensive, and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

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

From time to time, we may publicly disclose unaudited interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the unaudited interim, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Such preliminary data should be viewed with caution until the final data are available. Unaudited, interim, top-line or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between unaudited interim, top-line or preliminary data and final data could significantly harm our business prospects.

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

To date, only one of our product candidates, bomedemstat, has been tested in humans. While it has been shown to be generally well tolerated in our Phase 2 clinical trials for bomedemstat for ET and MF through July 15, 2021, 28 patients (93%) in our ET trial have reported 251 adverse events, or AEs, including two serious adverse events, or SAE, deemed unrelated to bomedemstat by the study investigator, and 79 patients (89%) in our MF trial reported 1,214 AEs, of which 75 were serious adverse events, or SAEs. Thirteen SAEs in our MF trial, one Grade 4 (thrombocytopenia), nine Grade 3 and three Grade 2, all occurring once with the eception of nausea reported by two patients, were deemed by investigators as possibly, probably, or definitely related to bomedemstat: painful splenomegaly, rectal hemorrhage, cardiac failure, headache, vertigo, gastrointestinal hemorrhage, anemia, nausea (n=2), hematoma, pyoderma gangrenosum, pancytopenia and thrombocytopenia. While there have been no dose-limiting toxicities or deaths attributed to bomedemstat in the MF and ET trials, if unacceptable side effects arise in the course of further development of bomedemstat or in the development of any of our other product candidates, we, the FDA, the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Dose-limiting toxicities would be serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

Our business has been and could continue to be adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. As COVID-19 remains a significant worldwide problem, we may experience ongoing disruptions that could severely impact our business and clinical trials. These disruptions in our operations and the global economy could negatively impact our business, operating results, and financial condition.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, as a result of the COVID- 19 pandemic and policy responses to it, in the months between March and May 2020 we observed a decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing clinical trials of bomedemstat or any other clinical trial may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

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

In addition, we may encounter a shortage in supplies of, or in delays in shipping, our study drug, or other components of the clinical trial vital for successful conduct of the trial. Further, the successful conduct of our Phase 2 clinical trials of bomedemstat and our other clinical trials depend on retrieving laboratory, imaging, and other data from patients. Any failure by the vendors with which we work with to send us such data could impair the progress of such clinical trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

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

As of September 30, 2021, we had 20 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and any third-party manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts, commercialization efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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
▪
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our Prospectus lapse, the trading price of our common stock could decline. As of the completion of our initial public offering, we had outstanding a total of 33,432,691 shares of common stock. Of these shares, substantially all of the shares of our common stock sold in our initial public offering (excluding any shares sold to our director or officers in the directed share program) are freely tradable, without restriction, in the public market immediately following our initial public offering.

The lock-up agreements pertaining to our initial public offering will expire 180 days from the date of our initial public offer. Based upon the number of shares outstanding as of September 30, 2021, up to approximately 22,465,655 additional shares of common stock will be eligible for sale in the public market, approximately 9,741,830 of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The representatives of the underwriters may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, based on shares outstanding of the completion of our initial public offering, approximately 3,408,071 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2021, the holders of approximately 21,435,632 shares of our common stock, or approximately 64% of our total outstanding shares of common stock as of March 31, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 61.03% of our voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation and amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

We have and will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the U.S. Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in the Exchange Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and our annual revenues exceed $100 million during such fiscal year, or (2) our annual revenues do not exceed $100 million during such fiscal year, and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

On July 9, 2021, we entered into a Common Stock Purchase Agreement with Pfizer Inc., ("Pfizer"), pursuant to which Pfizer agreed to purchase at the closing of our IPO $20.0 million shares of our common stock at the initial public offering price, or 1,250,000 shares (the "Pfizer Shares"). The Pfizer Shares have not been registered under the Securities Act and we are under no obligation to register the Pfizer Shares.

The offers and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering or in reliance of Rule 701 promulgated under Section 3(b) of the Securities Act. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

In July 2021, we completed an IPO of our common stock, where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement (the “Private Placement”) for net proceeds of $20.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC acted as book-running managers for the IPO.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Imago BioSciences, Inc.	8-K	001-40604	3.1	July 20, 2021
3.2	Amended and Restated Bylaws of Imago BioSciences, Inc.	8-K	001-40604	3.2	July 20, 2021
4.1	Reference is made to Exhibits 3.1 through 3.2.
10.1#	Separation Agreement by and between Imago BioSciences, Inc. and Matthew Plunkett, Ph.D.					X
10.2	Private Placement Purchase Agreement between Imago BioSciences, Inc. and Pfizer Inc.	S-1/A	333-257419	10.14	July 12, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Imago BioSciences, Inc.
Date: November 10, 2021	By:	/s/ Hugh Y. Rienhoff, Jr., M.D.
Hugh Y. Rienhoff, Jr., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Laura Eichorn
Laura Eichorn
Interim Chief Financial Officer (Principal Financial and Accounting Officer)