Form 10-K
period 2021-12-31
Imago BioSciences, Inc.
filed 2022-03-24
CIK 1623715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022 was 33,706,657.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

■
our expectations regarding the size of the potential patient populations for bomedemstat, our other product candidates and any future product candidates, if approved for commercial use;
■
our clinical and regulatory development plans;
■
our expectations with regard to the data to be derived in our clinical trials of bomedemstat;
■
the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
■
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
■
our intentions and our ability to establish collaborations and/or partnerships;
■
the timing or likelihood of regulatory filings and approvals for our product candidates;
■
our commercialization, marketing and manufacturing capabilities and expectations;
■
our intentions with respect to the commercialization of our product candidates;
■
the pricing and reimbursement of our product candidates, if approved;
■
the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications for which we may pursue;
■
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
■
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
■
our future financial performance; and
■
developments and projections relating to our competitors and our industry, including competing therapies and procedures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Such factors include, but are not limited to:

■
our limited operating history and lack of products for commercial sale;
■
our significant losses since inception and for the foreseeable future;
■
our need for substantial additional financing;
■
our unpredictable operating results;
■
our business’s dependence on development, regulatory approval and commercialization of our product candidates;
■
difficulties in enrolling patients and risks of substantial delays in our clinical trials;
■
our minimal control over product candidates in investigator-initiated clinical trials;
■
uncertainties in the outcomes of our clinical studies;
■
uncertainties in the regulatory review and approval of our product candidates if our pivotal studies are positive;
■
potentially material changes to the interim, top-line and preliminary data from our clinical trials;
■
potential undesirable effects of our product candidates and safety or supply issues with combination-use products;
■
our potential inability to obtain and maintain orphan drug designation and delays in approvals despite Fast Track designation;
■
risks related to clinical trials outside of the United States;
■
our need to manufacture multiple batches of bomedemstat using a commercial current Good Manufacturing Process;
■
risks related to COVID-19 or other pandemics, natural disasters and wars;
■
risks related to competition;
■
difficulties in expanding our organization and managing growth, attracting and retaining senior management and key scientific personnel and establishing sales and other commercialization functions;
■
risks related to information technology system and cybersecurity;
■
risks related to misconduct of our employees and independent contractors;
■
risks related to hazardous materials and our compliance with environmental laws and regulations;
■
risks related to litigation and other claims;

■
risks related to reliance on third parties to conduct and support preclinical studies and clinical trials, and to manufacture our product candidates;
■
risks related to third-party intellectual property infringement claims and our ability to protect our own intellectual property;
■
risks related to governmental policies and regulations including with respect to drug prices and reimbursement, and changes thereof;
■
risks related to our common stock;
■
risks related to our public company, “emerging growth company” and “smaller reporting company” status;
■
risks related to internal control over financial reporting; and
■
other risks and uncertainties, including those listed in the section titled “Risk Factors.”

As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

You should read this Annual Report on Form 10-K and the documents that we incorporate by reference in this Annual Report on Form 10-K or have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

PART 1

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase-1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV.

We have completed enrollment for a Phase 2 clinical trial of bomedemstat for the treatment of MF. We are currently enrolling patients in two Phase 2 clinical trials of bomedemstat, one for the treatment of ET and a second in an investigator-sponsored Phase 2 clinical trial for the treatment of PV. To enable the collection of long-term safety and pharmacodynamic data, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trials in MF and ET will transition. In our Phase 2 clinical trial in ET through November 1, 2021, interim and unaudited data from 37 patients demonstrates that a significant proportion of patients achieved a platelet count in the normal range within eight weeks, a primary clinical objective. In our Phase 2 clinical trial in MF through October 31, 2021, interim and unaudited data from 89 patients demonstrates that bomedemstat has resulted in improvements in patient symptoms, reductions in spleen volume and reduction in mutant allele frequency, or MAF, the proportion of blood cells with mutations that drive this disease. We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinases. Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. Based on the current rate of enrollment for the Phase 2 clinical trial in ET, we expect to achieve alignment with the FDA for a registrational Phase 3 clinical trial for ET in 2022, with the first patient dosed thereafter. In addition, in 2022, we will continue to support an investigator-sponsored Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF.

LSD1, discovered in 2004, is one of over one hundred known epigenetic proteins that regulate gene expression through chemical modifications of proteins, RNA and DNA. LSD1 regulates the maturation of blood stem cells and is essential for the differentiation of progenitor cells into mature megakaryocytes and granulocytes. Given the critical role that LSD1 plays in the function of malignant blood cells, targeting LSD1 for the treatment of blood cancers offers a new mechanism for the treatment of diseases associated with high morbidity and mortality. While LSD1 is rarely mutated in cancer, elevated levels of wild-type LSD1 are common in many blood cancers and solid tumors and correlate with a poor prognosis in high-risk prostate and breast cancer patients. In published animal studies, inhibiting LSD1 has had potent anti-tumor effects in cancer models including those for acute myeloid leukemia, or AML, prostate cancer and breast cancer. In addition, inhibiting LSD1 in combination with a PD-1 inhibitor, or a BCL-2 inhibitor such as venetoclax, has been shown to stop the growth of tumor cells, in contrast to the limited activity of either compound alone.

We are also developing bomedemstat and other novel LSD1-targeting product candidates for additional indications in areas of high unmet medical need. We are supporting an ongoing investigator-sponsored trial evaluating bomedemstat in patients with PV who have failed at least one standard therapy. Additionally, we aim to evaluate novel LSD1 inhibitors for the treatment of hemoglobinopathies such as sickle cell disease, or SCD, and thalassemia.

Our Pipeline

Our current pipeline of product candidates targeting LSD1 in various blood cancers, and the next anticipated milestones, are summarized in the chart below.

Our Team

Since our founding in 2012, we have been focused on discovering and developing small-molecule inhibitors of LSD1. Hugh Y. Rienhoff, Jr., M.D., our Founder and Chief Executive Officer, previously served as Chief Executive Officer of FerroKin BioSciences, a company focused on hemoglobinopathies, until its acquisition by Shire Pharmaceuticals. Along with Dr. Rienhoff, we have assembled a highly experienced team in small molecule drug discovery and clinical development as well as developing therapeutics for hemoglobinopathies and cancer. The efforts to date in developing inhibitors for LSD1 have resulted in a set of insights and capabilities that have allowed us to achieve significant progress.

Our Strategy

We are developing internally-discovered novel inhibitors of LSD1 to improve the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. In order to achieve this vision, key elements of our strategy include:

∎	Advancing Bomedemstat to Regulatory Approval for Essential Thrombocythemia

By managing elevated platelets, the primary risk factor for thrombosis in ET, we believe bomedemstat has the potential to address a poorly met need in the 20% of ET patients who are intolerant or resistant to hydroxyurea, the current standard-of-care. In our Phase 2 clinical trial in ET as of November 1, 2021, bomedemstat has been generally well tolerated, and a significant proportion of patients achieved a platelet count in the normal range within eight weeks. We continue to enroll patients in this trial and expect to complete enrollment in 2022. To enable the collection of long-term safety and pharmacodynamic data, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trials MF and in ET will transition. We have recently held preliminary discussions with the U.S. Food and Drug Administration, or FDA, about key trial design parameters for a registration-directed Phase 3 program of bomedemstat for the treatment of ET. Based on these discussions, we believe a two-arm trial comparing bomedemstat to best available therapy to evaluate the normalization of hematologic parameters in the absence of hemorrhagic and thrombotic events may provide the basis for regulatory approval for the second-line treatment of ET. Based on the current rate of enrollment for the Phase 2 clinical trial in ET, we expect to receive FDA clearance for a registrational Phase 3 pivotal program in 2022, with the first patient dosed thereafter. With positive results from the pivotal clinical program, we would expect to submit applications for regulatory approval with the FDA and the EMA for ET.

∎	Advancing Bomedemstat to Regulatory Approval for Myelofibrosis

We believe there is significant unmet need for a disease modifying therapy, particularly in the initial addressable patient population of patients with MF whose disease is not adequately managed with ruxolitinib. We completed enrollment in our Phase 2 clinical trial of bomedemstat monotherapy in patients with advanced MF as of May 17, 2021. To enable the collection of long-term safety and pharmacodynamic data, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trials in MF will transition. Bomedemstat has been generally well-tolerated and resulted in improvements in patient symptoms, reductions in spleen volume, and reduction in MAF. We believe these encouraging data support continued clinical development of bomedemstat.

In addition, in 2022, we will continue to support an investigator-sponsored clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF. This trial will include both patients with MF who have not received any prior treatment, as well as those currently receiving ruxolitinib, but not achieving adequate symptom control or spleen volume reduction.

Based upon the results from our ongoing monotherapy and contemplated combination clinical trials, we intend to have discussions with the FDA about the endpoints and control arm for a registrational Phase 3 program in MF. Following these discussions, we may choose to initiate such a program. With positive results from the pivotal clinical program, we would expect to submit an NDA seeking regulatory approval from the FDA and an MAA from the European Medicines Agency, or EMA, for MF.

∎	Developing Bomedemstat and Other Novel LSD1-Targeting Product Candidates for Additional Indications, Including Polycythemia Vera, Hemoglobinopathies and Solid Tumors

LSD1 inhibition modulates the proliferation of malignant blood cells and we believe it therefore represents a viable therapeutic approach to treating PV, an MPN characterized by the excessive production of red blood cells. While there are some available treatments for PV, namely, phlebotomy for low-risk patients and hydroxyurea for high-risk patients, there are no therapies that cure or modify the disease course. We believe bomedemstat represents a novel therapeutic option for this patient population; as an LSD1 inhibitor, the product candidate has the potential to address the significant unmet need for a disease-modifying therapy. An ongoing investigator-sponsored Phase 2 trial is evaluating bomedemstat in patients with PV who have failed at least one standard therapy.

In addition, we aim to evaluate novel LSD1 inhibitors for the treatment of hemoglobinopathies such as SCD and thalassemia. Defects in adult hemoglobin can contribute to such hemoglobinopathies. Fetal hemoglobin, which normally shuts off shortly after birth, can compensate for these defects, however, and inhibition of LSD1 has been shown to induce the production of fetal hemoglobin in pre-clinical studies. Thus, we plan to develop novel LSD1 inhibitors designed to enhance fetal hemoglobin production sufficient to achieve clinical benefit in patients with hemoglobinopathies. Lead optimization and pre-clinical studies are ongoing, and the next milestone for this program would be to nominate a clinical candidate.

We believe LSD1 inhibition may have utility in the treatment of solid tumors, especially in combination with checkpoint inhibitors such as anti-PD1 or anti-PDL-1 antibodies. We will support an investigator-sponsored clinical trial of bomedemstat in combination with atezolizumab for the treatment of patients with small cell lung cancer (SCLC) in 2022.

Finally, we are developing novel LSD1-inhibiting molecules that inhibit the catalytic activity of LSD1 without disturbing other functions of LSD1 such as its ability to bind specific transcription factors or proteins associated with the scaffold function of LSD1 such as DNA methyltransferase 1, or DNMT1, which can associate with LSD1. We believe these compounds may have biological effects distinct from that of bomedemstat, and hence, distinct clinical uses. We are currently engaged in lead discovery of small molecules that target LSD1 in such a manner that may have activity in pre-clinical models of hematologic and non-hematologic diseases.

∎	Retaining Rights and Maximizing the Value of our LSD1 Portfolio

We currently own worldwide rights to bomedemstat, as well as our pipeline of novel, internally-discovered LSD1 inhibitors in pre-clinical development. We plan to retain the rights to our programs to maximize the therapeutic potential of our pipeline and to allow for selective engagement in terms of entering into strategic partnerships.

LSD1

LSD1 was discovered in 2004 and plays a central role in the production of blood cells in the bone marrow. This enzyme removes methyl groups from a specific amino acid, lysine, on a specific histone known as histone H3. Experiments that selectively reduce or eliminate the function of LSD1 have demonstrated that the enzyme regulates the proliferation of blood stem cells and is essential for the differentiation of progenitor cells into mature bone marrow cells such as megakaryocytes and granulocytes. Megakaryocytes produce platelets and are thus the key cell in the pathology of ET. In addition, they produce inflammatory cytokines and growth factors that drive many MPN signs and symptoms. Animal studies have shown that LSD1 inhibition can limit the self-renewal potential of malignant blood-forming stem cells, thereby reducing the proportion of mutant cells. By reducing the mutant cells in patients with MPNs, LSD1 inhibition may result in improved survival in these patients. Given the critical role that LSD1 plays in the function of malignant blood cells, targeting LSD1 for the treatment of blood cancers offers a new mechanism for the treatment of diseases associated with high morbidity and mortality. LSD1 is also believed to play a role in neuronal survival and the development of dendritic spines, specialized structures in the brain that contribute to memory formation, hence, avoiding inhibition of LSD1 in the brain may be clinically desirable.

While LSD1 is rarely mutated in cancer, elevated levels of wild-type LSD1 are common in many blood cancers and solid tumors and are correlated with poor prognosis in high-risk prostate and breast cancer.

The potential therapeutic effect of inhibiting LSD1 has been observed in models of a variety of cancers and bone marrow diseases. Based on published animal studies, inhibiting LSD1 has had potent anti-tumor effects in cancer models including those for AML, prostate cancer and breast cancer. In addition, inhibiting LSD1 in combination with a PD-1 inhibitor, or the BCL-2 inhibitor such as venetoclax, has been shown to stop the growth of tumor cells, in contrast to the limited activity of either compound alone.

Myeloproliferative Neoplasms

MPNs are a family of related, chronic cancers of the bone marrow. The three main MPNs are ET, MF and PV. Hallmarks of these neoplasms are inflammation and bone marrow scarring in MF, increased platelet count in ET and increased red cell mass in PV.

Common symptoms of the MPNs include fatigue, itching, weight loss, night sweats, fever, difficulty breathing, abdominal swelling and discomfort due to spleen enlargement, bruising and stroke, all of which can be devastating and debilitating. Patients with ET and PV can progress to MF, and all MPN patients have a risk that their cancer transforms into AML, which has a median survival of five months.

The MPNs generally arise from mutations in the blood-forming stem cells of the bone marrow. The genes most commonly mutated in MPNs are Janus-associated kinase 2, or JAK2, myeloproliferative leukemia virus oncogene, or MPL, and calreticulin, or CALR. These mutations alter the amino acid composition of these proteins in such a way that they constitutively activate the signaling pathways that regulate the production of all blood cells. Mutations that result in the continuous activation of the JAK-STAT pathway stimulate excess production of red cells, white cells, platelets, and inflammatory hormones.

Myelofibrosis

MF is the MPN associated with the shortest median survival from the time of diagnosis — approximately five years. Based on published epidemiology and our internal estimates, we believe the prevalence of MF in the United States is approximately 18,000 to 20,000 patients.

Among the MPNs, the constitutional symptoms of MF place the greatest burden on the patient’s quality of life. These generalized symptoms are typical of other chronic inflammatory conditions and include fatigue, night sweats, severe itching, weight loss and loss of appetite. Although many newly diagnosed patients with MF have elevated platelets or white blood cells, as the disease progresses, the bone marrow becomes increasingly scarred and unable to produce normal levels of red blood cells, white blood cells and platelets. Patients subsequently develop spleen enlargement, or splenomegaly, as a compensatory, but ultimately futile, response to produce additional platelets, and red or white blood cells. Splenomegaly is the hallmark clinical feature of MF, though the size of the spleen has no bearing on survival. The most common causes of death in patients with MF are leukemia (31%), progression to frank bone marrow failure (18%), other complications such as neoplasia (17%), thrombosis and cardiovascular complications (13%), and infection (11%).

To date, no pharmacologic treatment has been shown to stop the progression of MF. The only curative treatment is a hematopoietic stem cell transplant, replacing a patient’s blood-forming stem cells with those of a donor, an option limited to younger patients with less advanced disease and access to a donor.

Based on the large number of patients with MF who lose the clinical benefit of approved agents and the limited ability of these therapies to slow the progression of MF, we believe there remains a substantial unmet need for new therapies that can reduce symptoms in patients with MF, modify the progression of the disease, improve patient quality of life, reduce the rate of transformation to AML and/or prolong survival.

Ruxolitinib, an inhibitor of JAK1 and JAK2, is approved for the treatment of disease-related symptoms and splenomegaly in adult patients with MF and PV. The drug is marketed by Incyte in the United States and by Novartis in the rest of the world. Ruxolitinib is effective at reducing symptoms and spleen size in many patients. However, ruxolitinib suppresses the formation of all types of blood cells, known as cytopenia. As a result, the dose of ruxolitinib often needs to be reduced, over time, in order to minimize anaemia, thrombocytopenia or neutropenia which compromises the clinical benefit in terms of spleen volume reduction and symptom relief. In addition, ruxolitinib treatment carries a risk of serious infection due to immunosuppression. We believe approximately one-third of patients with MF in the United States are currently receiving ruxolitinib based on public data provided by Incyte.

Ruxolitinib was approved in 2011 for the treatment of MF based on the results from two randomized Phase 3 clinical trials that demonstrated that a statistically significant proportion of patients experienced a reduction in spleen volume of 35% or greater, or SVR35, as assessed by imaging at 24 weeks, as well as reduction in symptom burden by 50% or greater, or TSS50, at week 24, a key secondary endpoint. SVR35 and TSS50 have since become accepted definitions of clinical response by the FDA and EMA and both have served as a primary endpoint for pivotal clinical trials in MF.

Although ruxolitinib is effective in reducing spleen volumes and improving symptoms, there are limitations to its use. According to a meta-analysis, over 40% of patients had stopped using ruxolitinib after three years. Fibrosis in the marrow in most patients is largely unaffected by treatment with the drug. Based on genetic analysis of blood cells, there is no durable decrease in the frequency of mutant cells that harbor the JAK2 mutation, the most common acquired mutation associated with MF. Ruxolitinib is also an immunosuppressive agent associated with opportunistic infectious diseases. Finally, ruxolitinib has been associated with the development of lymphoid tumors. We believe these data suggest ruxolitinib as monotherapy is neither long-term disease-modifying nor curative treatment option.

Fedratinib is the second approved drug for MF in the United States on the basis of spleen volume reduction. Like ruxolitinib, fedratinib is a JAK inhibitor. The FDA approval includes a “black box” warning of the potential for encephalopathy. In addition, according to the package insert, gastrointestinal toxicities were seen in 66% of patients in the fedratinib Phase 3 trials. We believe this toxicity and tolerability profile relegates fedratinib to later lines of therapy.

Before the approval of ruxolitinib and fedratinib, the standard of care for MF was hydroxyurea, although not approved for that indication. Hydroxyurea is a nonspecific suppressor of the formation of blood cells, is associated with a host of side effects and can cause new mutations in blood stem cells, potentially enhancing the risk of transformation to AML. Pegylated interferon-α can reduce splenomegaly and MAF but is associated with significant toxicities including cytopenias and neurotoxicities. Other drugs such as busulfan are occasionally used off-label for the treatment of MF despite significant toxicities and side effects.

Essential Thrombocythemia

The common mutations constitutively activating the JAK-STAT pathway in MF, those in JAK2, CALR and MPL, are also responsible for ET. Based on published epidemiology and our internal estimates, we believe the prevalence of ET in the United States is between 80,000 and 100,000 patients. Median survival for newly diagnosed patients is approximately 18 years.

The hallmark clinical feature of ET is an abnormally high platelet count as defined by a platelet count greater than 450,000 per microliter of blood, or 450 x 109/L, with many patients having platelet counts in excess of 1,000 x 109/L. The risk of blood clots, causing heart attacks and strokes, as well as haemorrhage increases with the platelet count. Furthermore, patients with ET have a significant risk of developing MF or AML. In addition, patients with ET can experience symptoms including weakness, headache and other symptoms caused by poor circulation such as burning and tingling in the hands and feet, that can reduce patients’ quality of life.

The main treatment goal for patients with ET is to reduce the risk of bleeding or clots by lowering platelet levels to the normal range. About half of the total ET patient population are classified as lower risk patients. These are patients less than 60 years old, with lower but elevated platelet counts and without a history of clotting events. These patients are generally treated with aspirin alone. The other half of patients with ET carry a higher risk of clotting and bleeding and, hence, are recommended for cytoreductive therapy. To lower blood counts, these patients are generally treated with hydroxyurea although it is not approved for the treatment of ET in the United States. Hydroxyurea does not alter the underlying progressive nature of the disease process leading in some patients to MF or AML. Furthermore, based on peer-reviewed literature, we believe approximately 20% of higher-risk ET patients are either intolerant of hydroxyurea, or are unable to achieve adequate reduction in platelet counts with this drug. A second treatment alternative, anagrelide is approved in the United States for the treatment of ET. It, however, is not widely used due to cardiovascular and gastrointestinal toxicities. Various formulations of interferon are used for the treatment of ET. No other drugs are commonly used for the treatment of ET in the United States or Europe. Current treatment practice and patient flow are summarized in the diagram below.

Current treatment practice and patient flow in ET

Based on the substantial number of higher-risk ET patients in need of treatment alternatives, we believe there is a significant unmet need for new ET therapies that can effectively reduce patient platelet levels without general bone marrow suppression while slowing the progression of the underlying disease.

Discovery and Clinical Development of Bomedemstat

Bomedemstat is our internally-discovered, clinical-stage, small molecule inhibitor product candidate designed to inhibit LSD1. We discovered bomedemstat by starting with the publicly available crystal structure of LSD1 and known inhibitors of monoamine oxidases. We designed and synthesized a series of novel analogues to optimize the selective inhibition of LSD1 as determined by enzyme and cellular assays. Because of the function of LSD1 in the brain, we have also incorporated structural elements in bomedemstat in an effort to minimize crossing the blood-brain barrier. Through these efforts, we identified bomedemstat as having the potential to show the desired specificity, selectivity and potency to advance into pre-clinical development. Furthermore, all three of our pre-clinical studies evaluating the genotoxicity of bomedemstat were negative.

We tested bomedemstat in several mouse models of MPNs as a single agent. In these models, bomedemstat reduced splenomegaly, lowered excess white cells and platelets, reduced inflammatory cytokines and reduced the mutant cell population. For example, in mouse models of MF with the same JAK2 mutation frequently found in MPN patients resulting in the activated JAK2V617F protein, bomedemstat significantly increases survival as compared to the untreated group.

Effect of bomedemstat on survival in mutant mouse model of myelofibrosis

In the same mutant mouse model of MF, the combination of bomedemstat and ruxolitinib achieved significant white blood cell, or WBC, and spleen reduction at lower doses than either alone. The combination, however, had no greater impact on platelet counts than bomedemstat alone. We believe these results suggest the combination of bomedemstat and ruxolitinib may represent an opportunity for improved treatment of some patients with MPNs by enhancing the clinical response without increasing associated toxicities including lowering of red blood cells, white blood cells and platelets.

Safety, Tolerability and Pharmacokinetic Results in Phase 1 Trial of Bomedemstat in AML Patients

Our first clinical trial of bomedemstat enrolled 45 patients with relapsed or refractory AML or high-risk myelodysplastic syndromes, or MDS. Treatment with oral doses of bomedemstat of up to six milligrams per kilogram of body weight per day for up to 21 days was generally well-tolerated with no observed dose-limiting toxicities and pharmacokinetics supporting once-daily dosing. Dose-limiting toxicities are serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. The daily doses of bomedemstat currently used in clinical trials in ET and MF are approximately one-tenth of the highest dose used in our clinical trials in AML and MDS.

Clinical Development of Bomedemstat for Essential Thrombocythemia

We are currently enrolling patients in an international, single-arm Phase 2 clinical trial of bomedemstat for the treatment of ET. We expect to reach target enrollment of approximately 60 patients in 2022. To be eligible for the Phase 2 ET trial, patients must be intolerant of, or inadequately managed by treatment with a standard-of-care drug, generally hydroxyurea, and also have one or more high-risk prognostic factors, such as being over 60 years of age or having a history of clotting or bleeding events. Primary endpoints of this clinical trial are safety and tolerability, as well as the reduction of platelet count to ≤400 x 109/L, in the absence of any clotting or bleeding events. We are also evaluating several exploratory endpoints, including reduction in MAF and prevention of transformation to MF or AML. In this Phase 2 trial, as well as our Phase 2 MF trial, we have used platelet count as a biomarker of bomedemstat activity on megakaryocyte function, allowing for individualized dosing. Patients from this trial will eventually transition into a Phase 2 Extension Study initiated in 2021 enabling the collection of long-term safety and pharmacodynamic data.

As of the November 1, 2021 cut-off date, 37 patients had enrolled in this clinical trial, of which 75% were resistant to or intolerant of hydroxyurea, 11% were resistant to or intolerant of anagrelide, 8% were resistant or intolerant of interferon, and 3% each were resistant to or intolerant of ruxolitinib or busulfan. Thirty percent of these patients had received at least two previous treatments for ET. After a 14- to 28-day washout of prior ET treatment, the mean platelet and white blood cell counts at baseline were 863 x 109/L and 9.4 x 109/L, respectively, as of the cut-off date.

As of the cut-off date, of the 27 patients treated for at least 12 weeks, the change in platelet count was -48% from baseline, and 14 patients (52%) achieved 12 consecutive weeks with a platelet count of ≤400 x 109/L. All patients had stable hemoglobin levels. Based upon the MPN10, 55% of patients who had clinically meaningful symptoms at baseline (TSS ≥10), experienced a symptom reduction of >50% at week 24 (N=11) as of the cut-off date.

As of the cut-off date, 335 AEs were reported in thirty-three (89%) patients. The most common non-hematologic AEs were dysgeusia (49%), constipation (32%), arthralgia and fatigue (each reported by 24%). There have been eight SAEs, two of which were deemed related to bomedemstat by the Investigator (thrombocytopenia and mouth haemorrhage). One unrelated thrombotic SAE (pulmonary embolism) was reported. There have not been any dose-limiting toxicities or deaths related to drug as of the data cut-off date.

The interim and unaudited data as of the data cut-off date on the effects on platelet count, white blood cell count, and hemoglobin levels for these patients are shown in the graphs below. As of the cut-off date, treatment with bomedemstat has been shown to lower platelet levels to normal levels in most patients within eight weeks.

Furthermore, elevated white blood cells have been reduced to normal levels (less than 10 x 109/L) in many patients. In addition, bomedemstat has not been shown to lower hemoglobin significantly, or, by extension, cause anaemia.

Mean Platelet Count (±95% CI) N=33
Platelet Count x 10⁹/L
1000
800
600
400
200
0
Scr
0
2
4
6
8
10
12
14
16
20
24
28
32
36
40
44
48
52
Weeks of treatment

Interim and unaudited data from ongoing Phase 2 trial in ET: Effect of bomedemstat on mean platelet counts

Individual Platelet Counts (N=33)
*Patient off drug for up to 6 weeks
Platelet Count x 10⁹/L
2500
2000
1500
1000
500
0
Scr
0
2
4
6
8
10
12
14
16
20
24
28
32
36
40
44
48
52
Weeks of treatment

Interim and unaudited data from ongoing Phase 2 trial in ET: Effect of bomedemstat on individual platelet counts

Interim and unaudited data from ongoing Phase 2 trial in ET: Effect of bomedemstat on white blood cell count and hemoglobin

By addressing the primary clinical feature of ET, elevated platelets, we believe bomedemstat could, if approved, become the standard of care for patients with ET who are intolerant or resistant to hydroxyurea, the current mainstay of treatment for this disease. Furthermore, if we are able to demonstrate reduction in MAF or a reduced rate of transformation to MF or AML or show a reduced rate of clotting and bleeding events, we believe bomedemstat could eventually supplant hydroxyurea as the standard of care for front-line clinical use, if approved for this use.

Bomedemstat has received FDA and EMA orphan drug designation for ET and Fast Track designation has been granted for ET in the U.S. There is no guarantee, however, that Fast Track designation for bomedemstat for the treatment of ET or other expedited development and review programs will result in a faster regulatory review or regulatory approval.

In the first half of 2021, we held preliminary discussions with the FDA about key trial design parameters for a registration-directed Phase 3 program of bomedemstat for the treatment of ET, and more specific details were discussed at a subsequent meeting with FDA in the second half of 2021. Based on these discussions, we believe a two-arm trial comparing bomedemstat to best available therapy to achieve the normalization of hematologic parameters, specifically, platelet and white blood cell counts, in the absence of leukoerythroblastosis, hemorrhagic and thrombotic events, or disease progression, may provide the basis for regulatory approval for the second-line treatment of ET. With positive results from the pivotal clinical program, we would expect to submit applications for regulatory approval with the FDA and the EMA for ET.

Clinical Development of Bomedemstat for Myelofibrosis

We have completed enrollment in an international, single-arm Phase 2 clinical trial of bomedemstat, as a monotherapy, for the treatment of advanced MF. To enroll in the Phase 2 MF trial, patients have had to have been resistant to an available approved therapy and have a platelet count of greater than or equal to 100 x 109/L. The primary, secondary and exploratory endpoints of this trial include safety and tolerability, and reduction in symptoms, as measured by the validated patient-reported outcome instrument MPN10, a questionnaire covering 10 characteristic MPN symptoms, and reduction in spleen volume as measured by imaging.

Of the 89 unique patients enrolled as of a cut-off date of October 31 (Note: 90 patients are included in safety analysis although only 89 unique patients were treated as one patient was taken off-study due to logistical challenges posed by the COVID-19 pandemic, and subsequently re-enrolled with a different patient number.) 53% were deemed high-risk patients based upon IPSS, a standard prognostic evaluation. We have conducted deep serial DNA sequencing and mutational analysis of blood cells in these patients demonstrating that 63% have two or more mutations associated with MF, and 38% have mutations in genes, such as ASXL1, that put patients at high risk of transforming to AML.

Based upon the MPN10, as of the data cut-off date, 26% of patients who had clinically meaningful symptoms at baseline (TSS ≥20) experienced a symptom reduction of ≥50% at week 24 (N=23).

Of the 40 patients evaluable at 24 weeks for SVR as of the cut-off date, 30 patients (75%) had a reduction in spleen volume from baseline. Of the 36 evaluable patients who were transfusion-independent at baseline and treated for 12 weeks or longer, 32 patients (89%) had a stable or increased hemoglobin. The interim and unaudited data as of the cut-off date for symptom scores and spleen volumes from baseline to 24 weeks are shown in the following graphs.

Interim and audited data from ongoing myelofibrosis Phase 2 trial: Effect of bomedemstat on symptoms from baseline to 24 weeks in patients with baseline TSS ≥ 20

% Change @ 24 ± 2 weeks
97 & 107%
50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%

Absolute Change @ 24 ± 2 weeks
Spleen volume / cc
7000
6000
5000
4000
3000
2000
1000
0
Day 0
24 Weeks

Interim and unaudited data from ongoing myelofibrosis Phase 2 trial: Effect of bomedemstat on spleen volume from baseline to 24 weeks

Interim and audited data from ongoing myelofibrosis Phase 2 trial: Effect of bomedemstat on inflammatory cytokines

As of the cut-off date, 1,443 adverse events, or AEs, were reported in 85 patients (94%) of which 82 were SAEs. Fourteen SAEs, one Grade 4, nine Grade 3 and four Grade 2 were deemed by investigators as possibly, probably or definitely related to bomedemstat: abdominal discomfort, splenomegaly, rectal haemorrhage, cardiac failure, headache, vertigo, gastrointestinal haemorrhage, anaemia, nausea (n=2), abdominal wall haemorrhage, sepsis, thrombocytopenia and pyoderma gangrenosum. As of the cut-off date, there have been no dose limiting toxicities, or deaths related to drug.

In our MF Phase 2 clinical trial, we have analyzed the occurrence of mutations and their changes over time for 261 genes that are recurrently mutated in blood cancers. This allows us to identify at baseline which mutations are associated with a given patient’s disease as well as additional mutations associated with myeloid malignancies, some of which place the patient at high risk for developing AML, a disease associated with the progressive accumulation of mutations in blood stem cells. These 261 genes are then re-sequenced during the course of treatment to assay the effect of bomedemstat may have on the frequency of each mutation as well as to identify any new mutations not detected at baseline. As of the cut-off date of October 31, 2021, we have serially analyzed the mutant allele frequencies, or MAF, and have not observed any new mutations nor transformation to AML during treatment periods, some lasting for more than 600 days. Of the 127 mutant alleles identified, 36% of the alleles showed a reduction in MAF and 45% of allele frequencies remained stable (change up or down defined as ≥5% for heterozygotes, ≥10% for increase/ ≥2.5% decrease for homozygous clones). There were 4 complete molecular responses (MAF reduced to 0). These interim and unaudited data are shown in the figure below.

Clones with CALR, MPL or JAK2 mutations all showed sensitivity to bomedemstat; clones with mutations in ASXL1, the most affected of the high molecular risk alleles (89% stable or decreased allele frequency), were also sensitive to bomedemstat. In patients with MF, the occurrence of mutations such as those in ASXL1 have been associated with poorer prognosis.

Changes in mutant allele frequency over time (interim and unaudited data)

For those evaluable patients (N=24) with excess blasts in the periphery, a sign of bone marrow stress that precedes the development of leukemia, 17 patients (71%) improved or resolved during therapy (analysis performed with May 17, 2021 data cut-off).

Patients from this study are now actively transitioning into a Phase 2 Extension Study initiated in 2021 enabling the collection of long-term safety and pharmacodynamic data.

Bomedemstat has received Orphan and Fast Track designation for MF from the FDA in addition to Orphan and PRIME designation from the EMA. However, there is no guarantee that Fast Track designation for bomedemstat for the treatment of MF or other expedited development and review programs will result in a faster regulatory review or regulatory approval.

Bomedemstat in Combination with Ruxolitinib for Myelofibrosis

Based on our preclinical data for bomedemstat plus ruxolitinib in a mouse model of MF, we believe the combination of bomedemstat and ruxolitinib represents an opportunity to improve the management of many patients with MF.

The graphs below show the effects of bomedemstat and ruxolitinib both individually and in combination on platelet counts and spleen weights in this mouse model of MF.

Effect of bomedemstat and ruxolitinib, individually and in combination, on platelet levels in a mouse model of MF

Effect of bomedemstat and ruxolitinib, individually and in combination, on spleen weight in a mouse model of MF

We intend to support a two-arm investigator-sponsored clinical trial of this combination. The first arm will evaluate the addition of bomedemstat to a stable dose of ruxolitinib for patients with MF who have had a sub-optimal response. The second arm will evaluate the combination of the two drugs in patients with MF who have not previously received treatment for MF. We expect this clinical trial to open in 2022 and to treat up to 10 patients in each arm of the trial.

Based upon the results from our ongoing monotherapy and contemplated combination clinical trials, we intend to have discussions with the FDA about the endpoints and control arm for a registrational Phase 3 program in MF. Following these discussions, we may choose to initiate such a program. With positive results from the pivotal clinical program, we would expect to submit an NDA to the FDA and an MAA to the EMA seeking regulatory approval for MF.

Additional Programs Targeting LSD1

We intend to continue to evaluate commercially meaningful opportunities for bomedemstat. For instance, we believe bomedemstat may be a viable treatment for PV, an MPN characterized by the excessive production of red blood cells. The prevalence in the United States is approximately 100,000 patients and there is currently no curative treatment. Low-risk patients are typically managed initially with phlebotomy and higher-risk patients are typically prescribed a cytotoxic therapy, like hydroxyurea. Because LSD1 inhibition modulates the proliferation of malignant blood cells, we believe bomedemstat may represent a novel therapeutic option for this patient population. An ongoing investigator-sponsored Phase 2 trial is evaluating bomedemstat in up to approximately 10 patients with PV who have failed at least one standard therapy.

We believe bomedemstat may have potential in the treatment of a wide variety of other bone marrow cancers, either as a single agent or in combination with other drugs, given the role LSD1 plays in the production of blood cells in the bone marrow. Based on our preclinical studies, we also believe bomedemstat may enhance the clinical effects of checkpoint inhibitors such as pembrolizumab and atezolizumab, in a combination treatment of solid tumors, e.g., small cell lung cancer, or SCLC, or prostate cancer.

The LSD1 protein acts as both an enzyme as well as a scaffold to which other proteins associate such as DNA methytransferase-1, or DNMT1 and histone deacetylases, or HDACs. The LSD1-containing complex of proteins is bound to specific sites in the genome through the agency of various transcription factors such as growth factor independent 1b, or GFI1b. Bomedemstat is designed to inhibit the enzymatic activity of LSD1, i.e., the catalytic removal of methyl groups from histone 3 lysine 4. Bomedemstat also prevents the binding of LSD1 to GFI1b, the mechanism by which megakaryocyte maturation and platelet production is controlled. We are currently engaged in lead discovery of a series of small molecules designed to target LSD1 to solely inhibit the enzymatic activity of LSD1 or its ability to bind transcription factors such as GFI1b. Based on our preclinical studies, we believe these novel LSD1 inhibitors will have distinct biological effects from bomedemstat and, hence, have clinical applications distinct from bomedemstat, specifically, other bone marrow disorders.

Academic studies have demonstrated that inhibition of LSD1 can induce the production of fetal hemoglobin which normally shuts off shortly after birth. Fetal hemoglobin can compensate for defects in adult hemoglobin that contribute to the development of sickle cell disease and thalassemia. The goal of this program is to develop novel inhibitors of LSD1 to provide levels of fetal hemoglobin which, based on published academic research, may reduce or eliminate the symptoms, morbidity and mortality from these hemoglobinopathies. We are currently conducting lead optimization and preclinical studies, and the next milestone for this program would be to nominate a clinical candidate.

Competition

The biopharmaceutical industry in general, and oncology clinical development in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. We face substantial and increasing competition from many different sources, including large and specialty biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. Competitors may compete with us by hiring scientific and management personnel, recruiting key scientific and clinical advisors, establishing clinical study sites, recruiting patients to participate in clinical trials and acquiring technologies complementary to, or necessary for, our programs.

For the treatment of MF, Incyte markets ruxolitinib in the United States, and Novartis markets the drug in the rest of the world. Bristol-Myers Squibb markets the JAK inhibitor fedratinib in the United States. The FDA has granted accelerated approval for pacritinib from CTI BioPharma in the United States. A number of companies are developing other product candidates for myeloproliferative neoplasms, some with unique mechanisms of action. Among such companies are AbbVie, Acceleron, Fibrogen, Geron, Kartos, Protagonist, MorphoSys, Roche, 4SC, Bristol-Myers Squibb, Epizyme, GlaxoSmithKline, Incyte, Merck, Oryzon, Salarius, Spectrum, Taiho, Takeda, Vivid and Sierra Oncology.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities or personnel. We obtain bomedemstat for our clinical trials using third-party contract manufacturing organizations to produce the active pharmaceutical ingredient and others to manufacture the capsules taken by patients. We expect to continue to rely on third parties to manufacture our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval.

Bomedemstat is a small molecule that is manufactured in controlled, reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require special equipment.

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. For our patent portfolio for pipeline drug candidates, we seek to pursue patent protection covering compositions of matter and methods of use and manufacture. Our policy is to pursue, maintain, defend and enforce patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets, confidential information and other proprietary know-how that may be important to the development of our business.

As of March 1, 2022, for bomedemstat, we owned seven patent families, which collectively are directed to composition-of-matter coverage of bomedemstat, its formulations, its synthesis, and its methods of use (including combination therapy) in the treatment of certain LSD1-mediated diseases or disorders including cancers.

The first patent family covering the composition-of-matter of bomedemstat or methods of its use includes three issued U.S. patent and over 15 granted foreign patents, including granted patents in Australia, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, Iceland, Ireland, Israel, Italy, Japan, Mexico, Netherlands, New Zealand, Norway, South Korea, Spain, Sweden, Switzerland and the United Kingdom. Patent applications are pending in Brazil, Canada, India, South Africa, and the United States. The issued U.S. patents in the first patent family are projected to expire, inclusive of patent term adjustment, in 2034, not including any patent term extensions that may be available. Corresponding foreign patents are generally projected to expire in 2034, not including any patent term extensions that may be available.

The second patent family covering the composition-of-matter of bomedemstat or methods of its use includes three issued U.S. patent and four granted foreign patents in Australia, China, Israel, and Japan. Patent applications are pending in Brazil, Canada, Europe, India, Mexico, New Zealand, South Korea and the United States. The issued U.S. patents in the second patent family are projected to expire, inclusive of patent term adjustment, in 2036, not including any patent term extensions that may be available. Corresponding foreign patents are generally projected to expire in 2036, not including any patent term extensions that may be available.

The third patent family covering methods of treating myeloproliferative neoplasms with bomedemstat includes one pending U.S. application. Any patents that may issue from this family are generally projected to expire in 2036, not including any patent term extensions that may be available.

The fourth patent family covering a stereospecific ketoreductase synthesis of an intermediate used to make bomedemstat includes one pending U.S. application and one pending application in each of China and Hong Kong. Any patents that may issue from this family are generally projected to expire in 2037, not including any patent term extensions that may be available.

The fifth patent family covering a process for preparing bomedemstat includes one pending U.S. application and one pending application in China. Any patents that may issue from this family are generally projected to expire in 2037, not including any patent term extensions that may be available.

The sixth patent family covering a method of treating myeloproliferative neoplasm with bomedemstat includes a pending U.S. application and a pending application under Patent Cooperation Treaty. Any patents that may issue from this family are generally projected to expire in 2040, not including any patent term extensions that may be available.

The seventh patent family covering a formulation of bomedemstat includes a pending application under Patent Cooperation Treaty. Any patents that may issue from this family are generally projected to expire in 2041, not including any patent term extensions that may be available.

As of March 1, 2022, we also owned a patent family drawn to irreversible LSD1 inhibitors, including a pending U.S. patent application and pending patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, New Zealand, Philippines, Russian Federation, Singapore, South Africa and South Korea. The patent family is directed to composition-of-matter coverage of the inhibitors, formulations, and methods of use (including combination therapy) in the treatment of certain LSD1-mediated diseases or disorders including cancers. Any patents that may issue from this family are generally projected to expire in 2039, not including any patent term extensions that may be available.

As of March 1, 2022, we also owned a patent family drawn to reversible LSD1 inhibitors including a pending U.S. provisional application. Any patents that may issue from this family are generally projected to expire in 2042, not including any patent term extensions that may be available.

Our commercial success will depend, in part, on obtaining and maintaining patent protection of our current and future drug candidates as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our drugs depends in large part on the extent to which we have rights under valid and enforceable patents that cover these activities. We cannot be sure that patents will be granted with respect to any of our own pending patent applications or with respect to any patent applications filed or licensed by us in the future, nor can we be sure that any patents that may be granted to, or licensed by, us in the future will be commercially useful in protecting our drug candidates, discovery programs and processes. Moreover, we cannot be sure that any of our owned patents will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug, in certain cases, may also be eligible for patent term extension, which permits patent term extension as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 permits such patent term extension of up to five years beyond the expiration of the patent, but patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended and the amount of available extension to any extension-eligible patent which claims a product, a method of using a product or a method of manufacturing a product, depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. Provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drugs receive FDA or analogous foreign approval, we expect to apply for patent term extensions on patents covering those drugs from the applicable authorities where patent term extension is available, including the United States Patent and Trademark Office, or USPTO. There is no guarantee that the applicable authorities, including the USPTO, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information of our business that is not amenable to, or that we do not consider appropriate for, patent protection. We take steps to protect our proprietary information, including trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. However, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and unpatented know-how, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this proprietary information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets and know how the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent or other intellectual property or other proprietary right would require us to alter our development or commercial strategies, or any of our drug candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information regarding the risks related to intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

Government Regulation

Among others, the FDA, the EMA, U.S. Department of Health and Human Services Office of Inspector General, the Centers for Medicare and Medicaid Services, or CMS, and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union, or EU, are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

▪
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
▪
submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
▪
approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug for its intended use;
▪
submission to the FDA of a New Drug Application, or NDA, after completion of all pivotal trials;
▪
a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
▪
satisfactory completion of an FDA advisory committee review, if applicable;
▪
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs;
▪
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and
▪
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. Some preclinical testing may continue even after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

▪
Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
▪
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, dose tolerance and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
▪
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the approved indication. In certain instances, such as with accelerated approval drugs, FDA may mandate the performance of Phase 4 trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points are generally prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor to obtain the FDA’s feedback on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product application also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of 10 months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of products that meet certain criteria. For example, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life- threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to 10 months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life- threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third- party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third- party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

▪
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
▪
fines, warning letters, or untitled letters;
▪
clinical holds on clinical studies;
▪
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
▪
product seizure or detention, or refusal to permit the import or export of products;
▪
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
▪
mandated modification of promotional materials and labeling and the issuance of corrective information;
▪
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
▪
injunctions or the imposition of civil or criminal penalties.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well- controlled clinical trials necessary to demonstrate safety and effectiveness.

Other U.S. Regulatory Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost- containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product.

Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. Additionally, the ACA:

▪
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
▪
required collection of rebates for drugs paid by Medicaid managed care organizations;
▪
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
▪
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through December 31, 2021, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the former Trump administration designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The likelihood of success of these and other measures initiated by the former Trump administration is uncertain, particularly in light of the new Biden administration. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees

As of December 31, 2021, we had 27 employees, including a total of nine employees with M.D. or Ph.D. degrees. Within our workforce, 20 employees are engaged in research and development and seven are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on March 28, 2012. Our principal executive offices are located at 329 Oyster Point Blvd., 3rd Floor, South San Francisco, California 94080, and our telephone number is (415) 529-5055. Our corporate website address is www.imagobio.com. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments, exhibits and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at https://ir.imagobio.com/financial-information/sec-filings, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price.

Risk Factor Summary

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially and adversely affected and the price of our common stock could significantly decline. This summary should be read in conjunction with the section titled “Risk Factors.”

▪
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.
▪
We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
▪
Our operating results may fluctuate significantly.
▪
Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates and future product candidates.
▪
We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all. Our clinical development activities could be delayed as we may find it difficult to enroll patients in our clinical trials and we have minimal or no control over investigator-initiated clinical trials.
▪
Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
▪
Our product candidates or any future product candidates may be associated with undesirable side effects or adverse events that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
▪
The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
▪
Interim and preliminary data from our clinical trials may change.
▪
The FDA and other regulatory authorities may not accept data from clinical trials conducted outside of the United States.
▪
We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
▪
There is no guarantee that Fast Track designation for bomedemstat or other expedited development and review programs will result in a faster regulatory approval.
▪
The inability of our contract manufacturers to meet the current Good Manufacturing Process.
▪
We may develop certain of our current and future product candidates in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.
▪
Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic or other pandemics in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic or another pandemic could adversely affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.
▪
Our business could be adversely affected by wars and related sanctions, supply chain interruptions or cost increases, including for example, the ongoing war between Russia and Ukraine.
▪
We compete with both approved therapeutic products and therapeutic candidates being developed by our competitors, most of which have significantly greater resources than we do.
▪
We may experience difficulties in managing growth and attract and retain senior management and key scientific personnel.
▪
We depend on information technology systems, and any failure of these systems, including as a result of a cyberattack, could harm our business.
▪
Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations.
▪
We rely on third parties to conduct and support our preclinical studies and clinical trials, and to manufacture our product candidate, and such third parties may not properly and successfully carry out their contractual duties or meet expected deadlines.
▪
If we are unable to obtain, maintain and enforce intellectual property protection directed to our current and any future technologies that we develop, others may be able to make, use or sell drugs or combination therapies substantially the same as ours, which could adversely affect our ability to compete in the market.
▪
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.
▪
Third parties may claim that our product candidates infringe their intellectual property rights, and we may also be subject to other intellectual property related claims by our employees, contractors, competitors or other third parties.
▪
Risks related to our licensing and co-licensing arrangements with third-parties and our ability to procure such arrangements.
▪
Our ability to comply with laws and regulations related to healthcare, tax, export and import controls, sanctions, embargoes, anti-corruption, anti-money laundering, environment, data protection, privacy and security, and changes thereof.
▪
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
▪
We incur significant costs as a public company and our “emerging growth company” and “smaller reporting company” status may render shares of our common stock less attractive to investors.
▪
Failure to implement and maintain proper and effective internal control over financial reporting could impair our ability to produce accurate and timely financial statements.

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

We have had significant operating losses since our inception. Our net losses for the years ended December 31, 2021 and 2020 were $42.3 million and $17.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $112.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until a product candidate is clinically tested, approved for commercialization, and successfully marketed. Bomedemstat and our other product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop bomedemstat, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities, and as we incur costs as a public company. Even if successful, we may never generate revenues that are significant or large enough to achieve and subsequently sustain profitability.

We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

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

As of December 31, 2021, we had capital resources consisting of cash, cash equivalents and short-term marketable securities of $217.4 million. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

▪
the scope, progress, results and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials, and any delays related to the COVID-19 or other pandemic;
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
▪
any product liability or other lawsuits related to our products or product candidates;
▪
the expenses needed to attract, hire and retain skilled personnel;
▪
the costs associated with being a public company;
▪
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
▪
the timing, receipt and amount of sales of any future approved products, if any; and
▪
the impact of the COVID-19 or another pandemic, which may exacerbate the magnitude of the factors discussed above.

Until and unless we can generate substantial revenues, we expect to finance our cash needs with existing cash on hand, including proceeds from our initial public offering, and through a combination of equity offerings and debt financings, and potentially through license and development agreements or strategic partnerships or collaborations with third parties. Such financing may result in dilution to stockholders or granting of rights superior to those of existing stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our current and future product candidates.

We have no products approved for sale, and our current clinical-stage product candidate, bomedemstat, is in the early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval, and commercialization of our product candidates and, in particular, the advancement of bomedemstat. In the future, we may also become dependent on other product candidates that we may develop or acquire. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or, even if we receive regulatory approval, that such product candidates will be successfully commercialized.

Lysine-Specific Demethylase-1, or LSD1, inhibition is a novel therapeutic approach, which exposes us to certain risks. For example, we may discover unforeseen safety events or that our product candidates do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of disease, a product candidate, or the therapeutic approach, is not effective in other diseases. In addition, given the novel nature of this therapeutic approach, designing preclinical studies and clinical trials to demonstrate the effect of the product candidates is complex and exposes us to risks.

The clinical and commercial success of our current product candidates and any future product candidates that we may develop or acquire will depend on several factors, including those discussed in this “Risk Factors” section of this Annual Report on Form 10-K. These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of products to continue our business or achieve profitability.

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
▪
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating, as well as any drugs under development; and
▪
our ability to obtain and maintain patient consent.

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

Furthermore, certain conditions for which we plan to evaluate our current product candidates are rare diseases with limited patient pools from which to recruit for clinical trials. For example, our lead product candidate, bomedemstat, is currently being evaluated in clinical trials in patients with myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required procedures and assessments and follow-up periods.

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
▪
the COVID-19 or another pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow-up visits or changes to trial protocols;
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

Further, conducting clinical trials in foreign countries, as we currently do for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs and managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks.

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

Some of our product candidates are being or may in the future be studied in investigator-initiated clinical trials, which means we will have minimal or no control over the conduct of such trials.

We may supply bomedemstat to support basic and clinical research including investigator-initiated clinical trials in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internal clinical trials; however, because we would not be the sponsors of these trials, we would not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we would be subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

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

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities or to support approval by the FDA or other regulatory authorities for as broad an indication as we request. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

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

While we have held preliminary discussions with the FDA about key trial design parameters for a registrational Phase 3 program of bomedemstat for the treatment of ET and MF, we have not yet held an End-of-Phase 2 meeting with the FDA to discuss the registration pathway for bomedemstat, and our current clinical development plans for bomedemstat in ET, MF and PV, may change as a result of future interactions with the FDA or EMA. If the FDA or other regulatory agencies disagrees with our clinical development plans for bomedemstat, including the design or implementation of our clinical trials or study endpoints, the FDA or such other agency may require that we modify our intended trial design or endpoints, or conduct additional clinical trials to support our regulatory submissions. For example, the FDA may require that we conduct more than one pivotal trial in order to gain approval in ET or MF.

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

To date, only one of our product candidates, bomedemstat, has been tested in humans. While it has been shown to be generally well tolerated in our Phase 2 clinical trials for bomedemstat for ET and MF through November 1 and October 31, 2021, respectively, 335 adverse events, or AEs, were reported in 33 patients (89%) in our ET trial, including eight serious adverse events, or SAEs, two of which were deemed related to bomedemstat by the study investigator, and 1,443 AEs were reported in 85 patients (94%) in our MF trial, of which 82 were SAEs. Fourteen SAEs in our MF trial, one Grade 4 (thrombocytopenia), nine Grade 3 and four Grade 2, all occurring once with the exception of nausea reported by two patients, were deemed by investigators as possibly, probably or definitely related to bomedemstat: abdominal discomfort, splenomegaly, rectal haemorrhage, cardiac failure, headache, vertigo, gastrointestinal haemorrhage, anaemia, nausea (n=2), abdominal wall haematoma, pyoderma gangrenosum, sepsis and thrombocytopenia. While there have been no dose-limiting toxicities or deaths attributed to bomedemstat in the MF and ET trials, if unacceptable side effects arise in the course of further development of bomedemstat or in the development of any of our other product candidates, we, the FDA or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Dose-limiting toxicities would be serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We have received orphan drug designation for bomedemstat in the United States and European Union for the treatment of ET and MF. In the United States, under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

In the European Union, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a medicinal product can be designated as an orphan medicinal product if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in ten thousand persons in the European Union, or EU, when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the EU, orphan drug designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the European Medicines Agency, or the EMA, cannot accept another marketing authorization application, grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Even if we obtain orphan drug designation for a product, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if regulatory authorities later determines that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent regulatory authorities from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Drugs designated as Fast Track products or Breakthrough Therapies by the FDA are also eligible for accelerated approval if the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. If we seek accelerated approval of bomedemstat for the treatment of MF and/or ET, we expect to be required to conduct one or more confirmatory trials post-approval, if obtained. In addition, the FDA requires pre-approval of promotional materials for accelerated approval products, once approved. We cannot guarantee that the FDA will agree that bomedemstat or any other product candidate has met the criteria to receive accelerated approval, which would require us to conduct additional clinical testing prior to seeking FDA approval. Even if any of our product candidates received approval through this pathway, the product may fail required post-approval confirmatory clinical trials, and we may be required to remove the product from the market or amend the product label in a way that adversely impacts its marketing.

Once an NDA is submitted to the FDA, the application may be eligible for Priority Review if the product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Products with Fast Track or Breakthrough Therapy designation are generally eligible to be considered for Priority Review. If an NDA receives Priority Review, the FDA will aim to take action on the application within six months of the filing date, compared to ten months under standard review. We cannot guarantee that any NDA we submit will qualify for Priority Review, including our planned NDA for bomedemstat, which could significantly impact our timeline and plans for commercialization, if approved.

In addition, bomedemstat has received PRIority MEdicines, or PRIME, designation by the EMA for the treatment of MF. PRIME is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a therapeutic advantage over existing treatments or benefits patients without treatment options. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

We have conducted and may continue to conduct future clinical trials outside of the United States. The FDA and other regulatory authorities may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

In addition to the United States, we have enrolled patients in Australia, Germany, Hong Kong, Italy, and the United Kingdom in our Phase 2 clinical trial of bomedemstat for MF and in Australia, Germany, Hong Kong, Italy, the United Kingdom and New Zealand in our Phase 2 clinical trial of bomedemstat for ET. We may conduct additional future clinical trials outside the United States.

Although the FDA may accept data from clinical trials conducted outside the United States and not pursuant to an IND, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the FDA requires the clinical trial to have been conducted in accordance with Good Clinical Practice, or GCP, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. In addition, when clinical trials are conducted only at sites outside of the United States and not pursuant to an IND, there is an additional potential risk that the FDA could determine that the study design or protocols for such non-U.S. clinical trials were inadequate, which would likely require us to conduct additional clinical trials in order to pursue later-stage clinical development or seek FDA approval. If the FDA does not accept data from our clinical trials of bomedemstat and any future product candidates conducted outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of bomedemstat and any future product candidates.

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
▪
changes that we make to optimize our manufacturing, testing, or formulating of cGMP materials could negatively impact the cost, safety, tolerability, and efficacy of bomedemstat;
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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic or another pandemic. For example, as a result of the COVID- 19 pandemic and policy responses to it, in the months between March and May 2020 we observed a decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing clinical trials of bomedemstat or any other clinical trial may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

We are unable to predict with confidence the duration of such patient enrollment delays and difficulties. If patient enrollment is delayed for an extended period of time, our Phase 2 clinical trials of bomedemstat or any of our other clinical trials could be delayed or otherwise adversely affected. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or other infectious diseases, may be adversely impacted.

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

In addition, we may encounter a shortage in supplies of, or in delays in shipping, our study drug, or other components of the clinical trial vital for successful conduct of the trial. Further, the successful conduct of our Phase 2 clinical trials of bomedemstat and our other clinical trials depend on retrieving laboratory, imaging, and other data from patients. Any failure by the vendors with which we work to send us such data could impair the progress of such clinical trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability, or robustness of the data from our clinical trials.

Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our study sites or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our drug and combination therapy candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic or such other infectious diseases, our ability to continue meeting clinical supply demand for our drug and combination therapy candidates or otherwise advancing development of our product candidates may become impaired.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede our clinical development programs, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section of this Annual Report on Form 10-K.

Our business could be adversely affected by wars and related sanctions, supply chain interruptions or cost increases, including for example, the ongoing war between Russia and Ukraine.

Geopolitical uncertainties, including wars and related sanctions, could cause the supply chain interruptions of our clinical trials, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. We currently contract with third parties outside of the United States for clinical developments and manufacturing, which we continue to use such third-party vendors. Any disruption in development and production of our vendors outside the Unites States could cause inability to produce adequate quantities to meet our needs, and impairs our ability to operate our day-to-day business and continue our development of our product candidates. Furthermore, we are exposed to the possibility of product supply chain disruptions and increased costs in the event of changes in the policies, political unrest and unstable economic conditions of the United States or other foreign governments. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these vendors could significantly delay our clinical development of product candidates and reduce third-parties’ or clinical researchers’ interest and support. While we do not presently rely to our knowledge on any suppliers in Ukraine or Russia and do not have any current or planned clinical trial sites in Ukraine or Russia, it is possible that ongoing war between Russia and Ukraine and related sanctions, supply interruptions and increases in cost will have an adverse effect on our business, financial condition and results of operations.

We compete with both approved therapeutic products and therapeutic candidates being developed by our competitors, most of which have significantly greater resources than we do.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will likely develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments currently under development that may enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of diseases and other conditions for which we may try to develop product candidates. Our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. We believe that while our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains.

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

For the treatment of MF, Incyte markets ruxolitinib in the United States, and Novartis markets the drug in the rest of the world. Bristol-Myers Squibb markets the JAK inhibitor fedratinib in the United States. The FDA has granted accelerated approval for pacritinib from CTI BioPharma in the United States. A number of companies are developing other product candidates for myeloproliferative neoplasms some with unique mechanisms of action. Among these companies are AbbVie, Acceleron, Fibrogen, Geron, Kartos, Protagonist, MorphoSys, Roche, 4SC, Bristol-Myers Squibb, Epizyme, GlaxoSmithKline, Incyte, Merck, Oryzon, Salarius, Spectrum, Taiho, Takeda, Vivid and Sierra Oncology.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2021, we had twenty-seven employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

▪
manage our preclinical studies and clinical trials effectively;
▪
identify, recruit, retain, incentivize and integrate additional employees, including potentially sales and marketing personnel;
▪
manage our internal development and operational efforts effectively while carrying out any contractual obligations we may have to third parties; and
▪
continue to improve our operational, financial and management controls, reporting systems and procedures.

There is no assurance that any of these increases in scale, expansion of personnel, capabilities, IT capacities, or controls and process enhancements will be successfully implemented, or that we will have adequate space in our facilities to accommodate such required expansion.

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

We currently have no sales function. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell any products effectively, if approved, or generate product revenue.

We currently do not have a marketing or sales function. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales function with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales function, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

We are dependent on information technology systems, including software, hardware, infrastructure and cloud products and services (collectively, “IT Systems”). We operate certain IT Systems but also rely on third party providers to host, manage, and/or protect IT Systems that are critical to our internal and external operations. In addition, in the ordinary course of our business, we and various third parties collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information, including both our own and that of third parties. We apply physical, technical and organizational security measures to our IT Systems and data, but there can be no guarantee that such measures are or will be effective, including where we have outsourced those activities and security measures. As a result, our IT Systems and those of our current and any future collaborators, contractors and consultants and other third parties with whom we interact, are vulnerable to compromise, loss, damage and disruption from natural disasters, terrorism, war, and telecommunication and electrical failures, as well as from cyber-attacks involving computer viruses, malware (such as ransomware) and other unauthorized intrusions involving perpetrators inside our organization, or persons who have or are able to gain access to our or critical third-party IT Systems.

Like most companies, we experience cyberattacks from time to time, and our industry is a target for events of this nature. The risk of cyberattacks and events that cause operational disruption or data compromise, is expected to accelerate as the number, intensity and sophistication of attacks continues to escalate. The COVID-19 pandemic and the pervasive use of mobile devices that access confidential information have also increased cybersecurity and related operational risks. In addition, threat actors are increasingly using tools and techniques designed to circumvent security controls, evade detection and remove forensic evidence, which means we, or our critical third parties, may be unable to timely or effectively detect, identify, contain or recover from, future cyberattacks.

The cost to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities and/or to remediate and recover from a cyberattack could be significant, and could result in unexpected interruptions, delays, cessation of service, and other harm to our reputation, business and competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if cyberattack affects our or critical third parties’ IT Systems or results in the unauthorized release of confidential business or personal information, our reputation could be materially damaged. In addition, such a breach may require public disclosures and notifications to governmental agencies, the media or individuals pursuant to various privacy and security laws, and expose us to a risk of loss, including financial assets or litigation, regulatory investigations and potential damages, fines, penalties and other liability, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. Our insurance policies may or may not provide coverage of such losses or liability, and even if coverage applies, it may not fully reimburse us for all incurred losses and liability.

Our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

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

We currently rely and expect to rely in the future on third parties to manufacture our product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

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
▪
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, natural or man-made disasters, cyberattacks or economic distress; and
▪
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

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

Regardless of the merits or any third-party claims, intellectual property disputes can be costly to defend, time-consuming and may cause our business, operating results and financial condition to suffer.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we may license in the future. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Even if we obtain patent protection covering our product candidates, patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States and most other jurisdictions, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, even considering extensions that may be available to us, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain non-U.S. countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

Changes in patent law in the U.S. or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Our patent rights may be affected by developments or uncertainty in U.S. or ex-U.S. patent statutes, patent case laws in USPTO rules and regulations or in the rules and regulations of ex-U.S. patent offices. There are a number of recent changes to the U.S. patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the AIA was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the AIA, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents.

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

Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary single-agent or combination therapy names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Further, we may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign state actors, and those affiliated with or controlled by state actors. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our product candidates, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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
▪
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights, which will be costly whether we win or lose;
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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially-reasonable revenue and profits. Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health-care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

Changes in healthcare policies, laws and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical, biopharmaceutical and biotechnology industries include the following:

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
▪
a licensure framework for follow-on biologic products;
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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the

U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health-care funding, which could negatively affect our customers and, accordingly, our financial operations.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

Disruptions or reorganizations at the FDA and foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If we develop a small molecule product candidate that obtains regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit a new drug application, or NDA, under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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
▪
the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
▪
HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Changes in and actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

We and our partners may be subject to federal, state and foreign laws and regulations that govern data privacy and security. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating, complex compliance issues. Data privacy and security legislation is quickly evolving with many laws recently enacted and others under consideration. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for certain violations, as well as a private right of action for certain type of data breaches. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in non-U.S. jurisdictions. For example, in Europe, the General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results..

Further, since the beginning of 2021, we may also be subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Compliance with applicable data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

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

The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. While certain draft legislation has been publicly released and is under development in Congress at this time, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, of $106.9 million, and state NOLs for California of $0.4 million, Massachusetts of $34.1 million, and New Hampshire of $2.7 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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
▪
political instability or war, including for example, from military invasions such as Russia's recent invasion of Ukraine and related sanctions, supply interruption and increases in costs; and
▪
general economic conditions in the United States and abroad, including as a result of an economic recession or depression, economic sanctions, and market volatility related to the COVID-19 pandemic or another pandemic and global health or political concerns.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. There are currently five research analysts that cover Imago. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our clinical results or prospects, regulatory prospects, business model or prospects, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, fluctuations in our quarterly results could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results or timelines fall below the expectations of analysts or investors or below any forecasts or guidance we may provide to the market, or if the forecasts or guidance we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings or timeline guidance we may provide.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If we or our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of March 11, 2022, we had outstanding a total of 33,706,657 shares of common stock.

The lock-up agreements pertaining to our initial public offering expired on January 11, 2022, and shares of our pre-IPO investors, except for directors, executive officers and other affiliates who are subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, became freely tradable without restriction under the Securities Act, except for such shares purchased by affiliates. Sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, shares of common stock issued or issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act.

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

We have incurred and will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the U.S. Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Additionally, legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain environmental, social and governance, or ESG, disclosure or performance. For example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. The State of California, where we currently maintain our principal executive offices, has enacted laws requiring companies to meet stated gender and diversity requirements on their boards of directors by specific deadlines. In addition, the Nasdaq Stock Market LLC, where our common stock is currently listed, requires most Nasdaq-listed companies to meet specified board diversity requirements within a defined compliance period and face potential delisting if they do not explain any failure to meet the requirements. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact our reputation, the value of our stock and related cost of capital and limit our ability to fund future growth.

The rules, regulations and investor expectations applicable to public companies could substantially increase our legal and financial compliance costs, make some activities more time-consuming and costly and divert the attention of our management and personnel from other business concerns. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are an “emerging growth company” and “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in the Exchange Act and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026; (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; or (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and our annual revenues exceed $100 million during such fiscal year; or (2) our annual revenues do not exceed $100 million during such fiscal year, and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

To comply with the requirements of being a reporting company under the Exchange Act, we will continue to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in South San Francisco, California, where we lease and occupy approximately 100 square feet of office and laboratory space. The term of our lease is for automatically renewing three month periods, unless earlier terminated with 60 days prior written notice.

We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Select Market under the symbol “IMGO” since July 16, 2021. Prior to that, there was no public market for our common stock.

Stockholders

As of March 11, 2022, there were 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared nor paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

Stock Performance Graph

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

In July 2021, we completed an IPO of our common stock where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share less underwriting discounts and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement for net proceeds of $20.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC, Cowen and Company, LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC acted as book-running managers for the IPO.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. We are currently enrolling patients in a Phase 2 clinical trial of bomedemstat for the treatment of ET and have completed enrollment for a Phase 2 clinical trial of bomedemstat for the treatment of MF. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trials in MF and ET will transition. In our Phase 2 clinical trial in ET through November 1, 2021, interim and unaudited data from 37 patients demonstrates that bomedemstat has been generally well tolerated with an encouraging safety profile and a significant proportion of patients achieved a platelet count ≤400 x 109/L following more than six weeks of treatment. In our Phase 2 clinical trial in MF through October 31, 2021, interim and unaudited data from 89 patients demonstrates that bomedemstat has also been generally well tolerated with an encouraging safety profile in this patient population and has resulted in improvements in patient symptoms, reductions in spleen volume and reduction in mutant allele frequency, or MAF, the proportion of blood cells with mutations that drive this disease. We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinase. Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. We expect alignment with the FDA on a protocol for a Phase 3 registrational trial for the treatment of ET in the second half of 2022. In addition, we expect to continue to enroll patients in the investigator initiated studies, or IIS for the treatment of PV in 2022, and we expect to support an investigator-sponsored Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF.

Since our inception in 2012, we have devoted the majority of our efforts to business planning, research and development of our lead product candidate bomedemstat, including by conducting clinical trials and preclinical studies, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as our lead product candidate has not been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock, and more recently, through our initial public offering, or IPO, of common stock which is discussed below.

We have incurred recurring losses since our inception, including net losses of $42.3 million and $17.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $112.7 million and cash and cash equivalents and short-term investments of $217.4 million.

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

Impact of COVID-19 Pandemic

We continue to closely monitor the COVID-19 global pandemic and recommended containment and mitigation measures. Extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In order to operate in a safe manner, we have taken what we believe to be appropriate precautionary measures to minimize the risk of the virus to our employees and the communities in which we operate. The majority of our workforce worked remotely before the COVID-19 pandemic, thus there has been minimal disruption in our ability to ensure the effective operation of our business.

As a result of the COVID-19 pandemic and policy responses to it, in the months between March and May 2020 we observed a measurable decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Since October 2020, patient screening and the number of patients eligible for enrollment in our clinical trials has returned to expected levels. In an effort to mitigate this risk, in October 2020, we initiated a site in Hong Kong, an area that was not then significantly impacted by COVID-19. Together with our investigators and clinical sites, we continue to assess the impact of the COVID-19 pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials, including the recent resurgence of COVID-19. We have assessed both capacity and the current clinical supply chain associated with the production of bomedemstat and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our ongoing clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors, and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial results, business operations or financial position in future periods.

See the section of this Annual Report on Form 10-K titled “Risk Factors” for a further discussion of the potential adverse impact of COVID-19 on our business.

Components of Operating Results

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the discovery and clinical development of our drug candidates, which include:

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

Our research and development expenses for the years ended December 31, 2021 and 2020 were primarily incurred in connection with the development of our most advanced product candidate, bomedemstat. However, we have not historically tracked research and development expenses by program other than direct external expenses in conducting Phase 2 clinical trials for ET and MF. We typically have various early-stage research and drug discovery projects as well as potentially various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

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

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020. The external research and development costs are attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses consist primarily of:

▪
expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
▪
the cost of acquiring and manufacturing clinical trial and other materials; and
▪
other costs associated with development activities.

The internal research and development costs consist primarily of personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. Included within personnel-related costs in the table below is non-cash stock-based compensation expense of $0.8 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020

Direct External Expenses:
Clinical-stage programs:
Phase 2 for MF	$4,409	$2,896
Phase 2 for ET	3,589	2,579
Phase 2 extension study (MF/ET)	1,393	—
Clinical pharmacology studies	2,326	—
Other	194	697
Total clinical-stage programs	11,911	6,172
All manufacturing costs	12,442	5,312
Preclinical programs	1,676	457
Unallocated Internal Expenses:
Personnel-related (including stock-based compensation)	5,730	2,658
Other	502	297
Total research and development expenses	$32,261	$14,896

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

The successful development of our most advanced product candidate and any future product candidates is highly uncertain. This is due to numerous risks and uncertainties, including the following:

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

Change in Fair Value of Convertible Preferred Stock Tranche Liability

In 2019, we completed the initial closings for the sale of our Series B convertible preferred stock. In accordance with the terms of the Series B convertible preferred stock financing, we also committed to sell 4,529,931 shares of Series B convertible preferred stock at a fixed price per share of $5.712 in a second closing on or after March 1, 2020. On issuance, we determined that our obligation to issue additional shares of Series B convertible preferred stock in a second closing is a freestanding financial instrument that should be classified as a liability on the Company’s consolidated balance sheets. The freestanding financial instrument, or convertible preferred stock tranche liability, was recorded at fair value on issuance of $2.2 million with the remaining proceeds being allocated to the Series B convertible preferred stock. The convertible preferred stock tranche liability is remeasured to fair value during the reporting period with any changes in fair value being recognized as a component of other income (expense), net in the consolidated statements of operations. Thus until settlement, the fair value of our convertible preferred stock tranche liability fluctuates based on remeasurements at each reporting period. The convertible preferred stock tranche liability was settled on the closing of our Series B convertible preferred stock financing in July 2020. Immediately prior to the second closing, we measured the convertible preferred stock tranche liability to its then fair value and the convertible preferred stock tranche liability balance was reclassified to Series B convertible preferred stock. Immediately prior to the IPO, all outstanding shares of our convertible preferred stock were converted into shares of our common stock.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Dollar	Percentage
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$32,261	$14,896	$17,365	117%
General and administrative	10,263	3,176	7,087	223%
Total operating expenses	42,524	18,072	24,452	135%
Loss from operations	(42,524)	(18,072)	(24,452)	135%
Other income (expense), net:
Interest income	314	48	266	554%
Change in fair value of convertible preferred stock tranche liability	—	214	(214)	(100)%
Other expense, net	(99)	(20)	(79)	*
Total other income, net	215	242	(27)	(11)%
Loss before income tax expense	(42,309)	(17,830)	(24,479)	137%
Income tax expense	(2)	(3)	1	*
Net loss	$(42,311)	$(17,833)	$(24,478)	137%

* Not meaningful

Research and Development Expenses

Research and development expenses were $32.3 million for the year ended December 31, 2021, compared to $14.9 million for the year ended December 31, 2020. The increase of $17.4 million was primarily due to:

▪
an increase of $7.1 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by the formulation development work for P3/commercial use and material to support the ongoing and new clinical trials,
▪
an increase of $2.5 million in clinical activities due, in part, to increased consulting expenses added to support clinical operations team for the ongoing clinical trial in MF and ET,
▪
an increase of $2.3 million in clinical pharmacology studies due to the commencement of these assessments,
▪
startup costs of $1.4 million related to the commencement of a Phase 2 extension study for the continued treatment of patients currently enrolled in the ongoing ET and MF clinical trials, and
▪
an increase of $3.1 million in personnel-related costs primarily due to growth in the number of research and development employees, including stock-based compensation expense, as we ramped up our operations.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the year ended December 31, 2021, compared to $3.2 million for the year ended December 31, 2020. The increase of $7.1 million was primarily due to an increase of $2.8 million in compensation and personnel-related costs, including stock-based compensation expense, as a result of increased headcount, $2.4 million in professional fees attributable to accounting, legal and audit costs, $1.2 million in insurance expense associated with operating as a public company, and $0.2 million in business licenses and taxes.

Interest Income

Interest income was $0.3 million for the year ended December 31, 2021, compared to $48,000 for the year ended December 31, 2020. The increase of $0.3 million was due to the higher average investments balances as of December 31, 2021, compared to December 31, 2020, due to the proceeds received from our IPO and Private Placement in July 2021.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The $0.2 million change in fair value of our convertible preferred stock tranche liability for the year ended December 31, 2020 was attributable to changes in the fair value of the underlying preferred stock. The convertible preferred stock tranche liability was settled in July 2020.

Other Expense, Net

Other expense, net was $99,000 for the year ended December 31, 2021, compared to $20,000 for the year ended December 31, 2020. The increase of $79,000 was due to the amortization of discounts on our investments balance as of December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock, including proceeds from our issuance and sale of convertible promissory notes. From our inception through December 31, 2021, we have raised aggregate net cash proceeds of $164.8 million from the sale and issuance of our convertible preferred stock, including convertible promissory notes. As of December 31, 2021, we had available cash, cash equivalents and short-term investments of $217.4 million. In connection with our IPO, we issued and sold 9,660,000 shares of our common stock including 1,260,000 shares of our common stock upon full exercise of the underwriters' overallotment option, at a public offering price of $16.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a Private Placement for net proceeds of $20.0 million.

Future Funding Requirements

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities, particularly as we advance bomedemstat into later stages of development and conduct larger clinical trials, seek regulatory approvals for and commercialize any product candidates that successfully complete clinical trials, hire additional personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and operate as a public company. The timing and amount of our operating expenditures will depend on many factors, including:

▪
the scope, progress, results and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials and any delays related to the COVID-19 or another pandemic;
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
▪
any product liability or other lawsuits related to our products or product candidates;
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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.

Until such time as we can generate significant revenue from sales of our lead product candidate or any future product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing can involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and the recent invasion of Ukraine by Russia and related sanctions imposed by various governments. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended, December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(39,763)	$(16,942)
Cash used in investing activities	(129,269)	(74,342)
Cash provided by financing activities	160,992	105,589
Net (decrease) increase in cash and cash equivalents	$(8,040)	$14,305

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $39.8 million, which consisted of a net loss of $42.3 million, partially offset by $2.3 million in non-cash charges related primarily to stock-based compensation and a $0.2 million net change in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase of $2.9 million in accrued and other current liabilities and an increase of $2.1 million in accounts payable due to timing difference of processing invoices, partially offset by an increase of $2.7 million in prepaid expenses and other current assets related to an increase in prepaid insurance and deposits for clinical studies, due to the timing of payments and an increase of $2.1 million in other long-term assets.

Cash used in operating activities for the year ended December 31, 2020 was $16.9 million, which consisted of a net loss of $17.8 million, partially offset by $0.2 million in non-cash charges and a net change of $0.7 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $0.4 million, partially offset by the change in fair value of our convertible preferred stock tranche liability of $0.2 million. The net change in our operating assets and liabilities was primarily due to an increase of $2.5 million in accrued and other current liabilities as we expanded our operations, partially offset by an increase of $0.4 million in prepaid expenses and other current assets and an increase of $1.4 million in other long-term assets related to long-term deposits for clinical studies, due to the timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $129.3 million, which consisted of $208.4 million related to purchases of available-for-sale investments, partially offset by $79.2 million from maturities of available-for-sale investments.

Cash used in investing activities for the year ended December 31, 2020 was $74.3 million, which consisted of $81.1 million related to purchases of available-for-sale investments, partially offset by $6.8 million from maturities of available-for-sale investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $161.0 million, which consisted of proceeds from our IPO of $140.5 million after deducting underwriting discounts, commissions and offering costs, proceeds of $20.0 million from our Private Placement and net proceeds of $0.5 million from stock option exercises.

Cash provided by financing activities for the year ended December 31, 2020 was $105.6 million and primarily related to net proceeds from the issuance of shares of our Series B and Series C convertible preferred stock.

Other Commitments and Obligations

We enter into contracts in the normal course of business with contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice. As of December 31, 2021, we had no material non-cancelable purchase commitments as we have generally contracted on a purchase order basis, and we were unable to estimate all payments under our existing contracts. Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the end of a fiscal year if, among others, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Critical Accounting Polices and Estimates

Management’s discussion and analysis of the financial condition and consolidated results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Research and Development Expenses

We estimate preclinical and clinical study research expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical and clinical studies and research services on our behalf. We record the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements as well as communications with and information provided by our third-party service providers at each balance sheet date. We make significant judgments and estimates in determining the accrued liabilities balance. As actual costs become known, we adjust our accrued expenses. We have not experienced any material differences between accrued costs and actual costs incurred.

However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accrued costs could materially affect our results of operations.

Stock-Based Compensation

We maintain an equity incentive plan as a long-term incentive for our employees, consultants or directors. The plan allows for the issuance of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents awards or other stock or cash based awards to employees and to nonemployees.

We measure stock-based compensation at the date of grant, for all equity awards granted to employees and non-employees based on the fair value of the awards, including stock options and restricted shares. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model and the expense is recognized using the straight-line method over the requisite service period, which is generally the vesting period. We also account for forfeitures as they occur.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

Fair Value of Common Stock—See subsection entitled “Common Stock Valuations” below.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.

Volatility— Since we were a privately held company until July 2021, and do not yet have sufficient trading history of our common stock, we determine volatility based on the historical volatilities of comparable publicly traded life science companies over a period equal to the expected term because we do not have sufficient trading history for our common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding volatility on our own stock becomes available.

Risk-Free Interest Rate— The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Dividend Yield—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the expected term and expected volatility utilized for our stock-based compensation calculations on a prospective basis.

See Note 8—Stock-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Common Stock Valuations

As there was no public market for our common stock prior to the IPO in July 2021, the estimated fair value of our common stock underlying our stock-based awards was estimated on each grant date by our management and approved by our board of directors. Our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development, the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock, our financial condition and operating results, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of marketability of our common stock.

Valuations of our common stock were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The grant date fair value of our common stock was determined using valuation methodologies incorporating a number of assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using a hybrid-method market approach, which estimates the fair value of the company by including an estimation of the value of the business based on scenarios in a probability-weighted expected return method, or PWERM, framework. Under the hybrid-method market approach, the per share value calculated under the scenarios are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share value of the common stock before a discount for lack of marketability is applied.

After the completion of the IPO in July 2021, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant on The Nasdaq Global Select Market.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for the Company as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Imago BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Imago BioSciences, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, and convertible preferred stock and stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 24, 2022

We have served as the Company's auditor since 2018.

IMAGO BIOSCIENCES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	DECEMBER 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,226	$19,266
Short-term investments	206,184	57,375
Prepaid expenses and other current assets	3,894	1,181
Total current assets	221,304	77,822
Property and equipment, net	2	8
Long-term investments	—	19,689
Other long-term assets	3,480	1,414
Total assets	$224,786	$98,933
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,459	$1,379
Accrued and other current liabilities	6,633	3,726
Total current liabilities	10,092	5,105
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 0 and 180,059,639 shares authorized, as of December 31, 2021 and 2020, respectively; 0 and 21,435,632 issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 as of December 31, 2021	—	162,612
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and 2020, respectively; 0 issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 228,300,000 shares authorized as of December 31, 2021 and 2020, respectively; 33,531,743 and 1,030,023 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3	—
Additional paid-in capital	327,387	1,561
Accumulated other comprehensive loss	(43)	(3)
Accumulated deficit	(112,653)	(70,342)
Total stockholders’ equity (deficit)	214,694	(68,784)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$224,786	$98,933

See accompanying notes to consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
Operating expenses:
Research and development	$32,261	$14,896
General and administrative	10,263	3,176
Total operating expenses	42,524	18,072
Loss from operations	(42,524)	(18,072)
Other income (expense), net:
Interest income	314	48
Change in fair value of convertible preferred stock tranche liability	—	214
Other expense, net	(99)	(20)
Total other income, net	215	242
Loss before income tax expense	(42,309)	(17,830)
Income tax expense	(2)	(3)
Net loss	$(42,311)	$(17,833)
Net loss per share, basic and diluted	$(2.70)	$(17.49)
Weighted-average shares used in computing net loss per share, basic and diluted	15,696,314	1,019,615

See accompanying notes to consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
Net loss	$(42,311)	$(17,833)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(40)	(4)
Comprehensive loss	$(42,351)	$(17,837)

See accompanying notes to consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	EQUITY (DEFICIT)
Balance as of January 1, 2020	9,020,460	$54,771	1,018,119	$—	$1,106	$1	$(52,509)	$(51,402)
Issuance of Series B convertible preferred stock, net of issuance costs of $17 and the settlement of preferred stock tranche liability of $2,281	4,529,931	28,139	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $298	7,885,241	79,702	—	—	—	—	—	—
Exercise of stock options	—	—	11,904	—	29	—	—	29
Stock-based compensation	—	—	—	—	426	—	—	426
Other comprehensive income	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(17,833)	(17,833)
Balance as of December 31, 2020	21,435,632	$162,612	1,030,023	$—	$1,561	$(3)	$(70,342)	$(68,784)
Conversion of convertible preferred stock to common stock upon initial public offering	(21,435,632)	(162,612)	21,435,632	2	162,610	—	—	162,612
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,255	—	—	9,660,000	1	140,485	—	—	140,486
Issuance of common stock in connection with Private Placement	—	—	1,250,000	—	20,000	—	—	20,000
Exercise of stock options	—	—	156,088	—	506	—	—	506
Stock-based compensation	—	—	—	—	2,225	—	—	2,225
Other comprehensive income	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—		—	—	(42,311)	(42,311)
Balance as of December 31, 2021	—	$—	33,531,743	$3	$327,387	$(43)	$(112,653)	$214,694

See accompanying notes to consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,311)	$(17,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale investments	109	6
Depreciation and amortization	6	1
Change in fair value of convertible preferred stock tranche liability	—	(214)
Stock-based compensation	2,225	426
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,710)	(393)
Other long-term assets	(2,051)	(1,403)
Accounts payable	2,062	8
Accrued expenses and other current liabilities	2,907	2,460
Net cash used in operating activities	(39,763)	(16,942)
Cash flows from investing activities:
Purchases of property and equipment	—	(9)
Purchases of available-for-sale investments	(208,422)	(81,083)
Proceeds from maturities of available-for-sale investments	79,153	6,750
Net cash used in investing activities	(129,269)	(74,342)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	143,741	—
Payments of offering costs related to initial public offering	(3,255)	—
Proceeds from issuance of common stock upon private placement	20,000	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	25,858
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	79,702
Proceeds from exercise of stock options	506	29
Net cash provided by financing activities	160,992	105,589
Net (decrease) increase in cash and cash equivalents	(8,040)	14,305
Cash and cash equivalents at beginning of period	19,266	4,961
Cash and cash equivalents at end of period	$11,226	$19,266
Supplemental cash flow disclosure:
Cash paid for taxes	$74	$14
Supplemental disclosure of non-cash financing activities:
Settlement of Convertible preferred stock liability in connection with the issuance of Series B convertible preferred stock	$—	$2,281
Conversion of convertible preferred stock to common stock upon initial public offering	$162,612	$—

See accompanying notes to consolidated financial statements.

1. Organization and Description of the Business

Description of the Business

Imago BioSciences, Inc., or Imago, or the Company, was incorporated on March 28, 2012 as a Delaware corporation and is headquartered in South San Francisco, California. The Company is a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. The Company is focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. The Company’s lead product candidate is bomedemstat for the treatment of myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera or PV. The Company is pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. The Company has completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of MF and is currently enrolling patients in a Phase 2 clinical trial of bomedemstat for the treatment of ET. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trials in MF and ET will transition.

Initial public offering

On July 15, 2021, the Company’s registration statement on Form S-1 (File No. 333-257419), or the Prospectus, relating to its initial public offering, or the IPO, of common stock became effective. The IPO closed on July 20, 2021 at which time the Company issued an aggregate of 8,400,000 shares of its common stock at a price of $16.00 per share. Within 30 days following the close, 1,260,000 shares were issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In connection with the completion of its IPO, on July 20, 2021 the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. The Company received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, the Company issued 1,250,000 shares of common stock in a private placement, or the Private Placement, for net proceeds of $20.0 million. Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 21,435,632 shares of common stock.

Liquidity and capital resources

The Company has incurred net losses and cash out flows from operations since inception and as of December 31, 2021 has an accumulated deficit of $112.7 million. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $217.4 million, which are available to fund future operations.

Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise capital to fully implement its business plan. The Company has historically financed its operations primarily with the proceeds from the issuance of its convertible preferred stock and to a lesser extent debt financing. The Company may raise additional capital through additional equity financings, debt financings or other sources. Based on projected activities, management believes that its existing cash, cash equivalents and short-term investments as of December 31, 2021 will be sufficient to support operations for at least the next 12 months following issuance of these consolidated financial statements.

Reverse stock split

On July 13, 2021, the Company effected a reverse stock split of the Company’s common stock on an 8.4-for-1 basis, or the Reverse Stock Split. In connection with the Reverse Stock Split, all common stock and convertible preferred stock share and per share amounts for all periods presented in these consolidated financial statements have been retroactively adjusted, to reflect this Reverse Stock Split. Authorized shares and par values were not adjusted.

Coronavirus pandemic

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation for potential effects on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. Given the volatility and evolution of the continuing COVID-19 pandemic and the evolving global responses to curb rates of infection from new strains, such as Omicron, rates of hospitalization and death, and to enhance the global rates of full vaccination and availability of vaccine boosters and COVID-19 treatments, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, certain accrued liabilities for research and development activities, valuation of deferred tax assets, the fair values of common and convertible preferred stock, the fair value of stock options and the fair value of the convertible preferred stock tranche liability. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Segment Information

The Company has one operating segment and one reportable segment, which is the business of discovering and developing small molecule product candidates that target LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purpose of allocating resources and evaluating financial performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value.

Investments

All investments in debt securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments have maturities less than one year as of the consolidated balance sheet dates. Long-term investments have maturities greater than one year as of the consolidated balance sheet dates. Unrealized gains and losses are excluded from operations and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on investments in debt securities are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific-identification method. Interest earned on investments in securities is included in interest income.

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company measures fair value based on a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1—Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities as of the measurement date.

Level 2—Inputs (other than quoted prices included within Level 1) that are directly observable for the asset or liability or indirectly observable for similar assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities.

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued and other current liabilities approximate their fair value due to their short maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments are invested through banks and other accredited financial institutions in the United States. Such deposits may be in excess of federally insured limits.

Risk and Uncertainties

The Company is subject to certain risks and uncertainties similar to other development-stage biopharmaceutical companies, including but not limited to: the Company’s ability to successfully develop, manufacture, and market its products; the Company’s ability to obtain regular clearance from U.S. Food and Drug Administration, or FDA or foreign regulatory agencies prior to commercial sales; new technological innovations; the Company’s dependence on key personnel; the Company’s ability to obtain, maintain and enforce intellectual property protection directed to its current and any future technologies that it develops; compliance with governmental regulations; uncertainty of market acceptance of products; product liability; and the Company’s need to obtain additional financing.

Property and Equipment, Net

Property and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which is generally three to five years. Maintenance and repairs are charged to expense as incurred. Significant improvements that substantially enhance the useful life of an asset are capitalized and depreciated. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the consolidated balance sheets and any resulting gain or loss is reflected in the Company’s consolidated statements of operations in the period realized.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases with a term of 12 months or more are recognized as operating lease right-of-use, or ROU, assets and lease liabilities are recognized as operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and is recognized as rent expense when incurred.

Impairment for Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses for the years ended December 31, 2021 and 2020.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, audit and filing fees relating to an IPO, are capitalized. In July 2021, upon the closing of the IPO, all deferred offering costs which were included in other long-term assets in the accompanying consolidated balance sheets were offset against the Company’s IPO proceeds.

Convertible Preferred Stock Tranche Liability

In 2019, the Company completed the initial closings for the sale of its Series B convertible preferred stock. In accordance with the terms of the Series B convertible preferred stock financing, the Company was also committed to sell 4,529,931 shares of Series B convertible preferred stock at a fixed price per share of $5.712 in a second closing on or after March 1, 2020. The Company’s obligation to issue additional shares of its Series B convertible preferred stock at a fixed price in a future closing represents a freestanding financial instrument that is accounted for as a liability. The liability is measured at fair value from the original issuance date of its Series B convertible preferred stock in March 2019 and is subject to remeasurement at each reporting period with changes in fair value recognized in the consolidated statements of operations until settlement or extinguishment. The convertible preferred stock tranche liability was settled on the closing of the Company’s Series B convertible preferred stock financing in July 2020. Immediately prior to the IPO, all outstanding shares of our convertible preferred stock were converted into shares of our common stock.

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

The Company estimates preclinical and clinical study research expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued and other current liabilities in the consolidated balance sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued and other current liabilities balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued costs could materially affect the Company’s results of operations.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts or existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount expected to be realized.

The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of its provision for income taxes. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (a) no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), or ASU 2018-15. The ASU clarified that implementation, setup and other upfront costs related to cloud computing agreements, or CCA, should be accounted for under ASC 350-40. ASU 2018-15 requires companies to capitalize certain costs incurred when purchasing a CCA that is a service. Under the new guidance, companies should apply the same criteria for capitalizing implementation costs in a CCA service as they would for internal-use software. The capitalized implementation costs should be generally expensed over the term of the service agreement and the related assets should be assessed for impairment using the same model applied to long-lived assets. As an emerging growth company, this new standard is effective for annual periods beginning after December 15, 2020. The Company adopted this standard prospectively on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify the accounting for income taxes. The guidance eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, this new standard is effective for the Company for fiscal year beginning January 1, 2022. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

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

▪
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
▪
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
▪
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of December 31, 2021 and 2020, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	—	4,499	—	4,499
Commercial paper	—	187,749	—	187,749
U.S. treasury securities	—	16,024	—	16,024
Total financial assets	$7,794	$208,272	$—	$216,066

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$11,938	$—	$—	$11,938
Corporate bonds	—	5,671	—	5,671
Commercial paper	—	57,195	—	57,195
U.S. treasury securities	—	20,196	—	20,196
Total financial assets	$11,938	$83,062	$—	$95,000

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

Convertible Preferred Stock Tranche Liability

The Company’s convertible preferred stock tranche liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. In determining the fair value of the convertible preferred stock tranche liability, the Company used the Hybrid Tranche Model pricing model to estimate the fair value using unobservable inputs. On the closing of the Company’s Series B convertible preferred stock financing in July 2020, the convertible preferred stock tranche liability was settled and recorded to Series B convertible preferred stock. Accordingly, there is no convertible preferred stock tranche liability as of December 31, 2021 and 2020.

A summary of the significant unobservable inputs used in measuring the Company’s convertible preferred stock tranche liability as of July 2, 2020 was as follows:

July 2,
2020
Time to liquidity (years)	0.01
Probability of second closing	100%
Discount rate	20%

The following table provides a summary of changes in the estimated fair value of the Company’s convertible preferred stock tranche liability measured on a recurring basis using significant Level 3 inputs:

Year Ended December 31,
2020
(in thousands)
Beginning balance January 1, 2020	$2,495
Change in fair value	$(214)
Settlement of convertible preferred stock tranche liability	(2,281)
Ending balance December 31, 2020	$—

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale debt securities by major security type:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	4,500	—	(1)	4,499
Commercial paper	187,789	17	(57)	187,749
U.S. treasury securities	16,026	—	(2)	16,024
Total financial assets	$216,109	$17	$(60)	$216,066

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$11,938	$—	$—	$11,938
Corporate bonds	5,672	1	(2)	5,671
Commercial paper	57,197	3	(5)	57,195
U.S. treasury securities	20,196	2	(2)	20,196
Total financial assets	$95,003	$6	$(9)	$95,000

The following table summarizes the classification of the Company’s available-for-sale debt securities on the consolidated balance sheets:

	December 31,
	2021	2020
	(in thousands)
Cash equivalents	$9,882	$17,936
Short-term investments	206,184	57,375
Long-term investments	—	19,689
Total cash equivalents and investments	$216,066	$95,000

The following table summarizes the fair values of the Company’s available-for-sale debt securities by contractual maturity:

	December 31,
	2021	2020
	(in thousands)
Within one year	$216,066	$75,311
After one year through two years	—	19,689
Total cash equivalents and investments	$216,066	$95,000

There were no impairments of available-for-sale debt securities considered “other-than-temporary” during the year ended December 31, 2021 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

5. Balance Sheet Components

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued research and development	$4,213	$2,670
Compensation and related benefits	1,881	854
Accrued professional service expenses	207	—
Other	332	202
Total accrued and other current liabilities	$6,633	$3,726

6. Commitments and Contingencies

Operating Leases

As of December 31, 2021 and 2020, the Company has cancellable operating lease agreements with lease terms of less than 12 months. For both years ended December 31, 2021 and 2020, rent expense was $0.1 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021 and 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded related liabilities.

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

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the board of directors, subject to the prior rights of any preferred stockholders outstanding. The holders have no preemptive or other subscription rights and there is no redemption or sinking fund provisions with respect to such shares. As of December 31, 2021, no such dividends were declared or accrued.

The Company reserved the following shares of common stock, on an as-if converted basis, for issuance as follows:

	December 31,
	2021	2020
Conversion of outstanding shares of convertible preferred stock	—	21,435,632
Options outstanding under the 2021 Equity Incentive plan	4,028,461	1,729,843
Options available for future grant	2,673,582	1,678,228
Reserved for employee stock purchase plan	350,000	—
Total	7,052,043	24,843,703

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

Under the terms of the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents awards or other stock or cash based awards to individuals who are then employees, consultants or directors of the Company. Under the terms of the 2021 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2021 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years.

The Company initially reserved 3,450,000 shares of common stock for issuance under the 2021 Plan. The number of shares initially reserved will be increased by (i) any shares available for issuance under the 2012 Plan as of the day before the IPO, (ii) any shares that are subject to the 2012 Plan that become available for issuance under the 2012 Plan and (iii) the annual increase on January 1 of each year, beginning January 1, 2022, and continuing through and including January 1, 2031, by 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Company's board of directors. As of December 31, 2021, there were 2,673,582 shares authorized for issuance under the 2021 Plan.

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

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees is 4,703,469 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will be added back the number of shares available for issuance under the Company’s ESPP. As of December 31, 2021, 350,000 shares were available for future purchase. There were no shares issued under the ESPP during the year ended December 31, 2021.

Stock Option Activity

Stock option activity under the 2012 and 2021 Plan was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2021	1,678,228	1,729,843	$2.08	7.75	$3,666
Authorized	3,450,000	—	—
Share rounding difference as a result of the reverse stock split	60	—	—
Options granted	(2,867,965)	2,867,965	11.76
Options exercised	—	(156,088)	3.24
Options cancelled	413,259	(413,259)	3.18
Outstanding as of December 31, 2021	2,673,582	4,028,461	$8.81	8.40	$60,089
Exercisable as of December 31, 2021		1,326,075	$2.73	6.52	$27,826

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $23.71 as of December 31, 2021.

The total intrinsic value of options exercised during the year ended December 31, 2021 was $2.0 million. The total intrinsic value of options exercised during the year ended December 31, 2020 was immaterial. The intrinsic value is the difference between the fair value of Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant-date fair value per share for stock options granted during the years ended December 31, 2021 and 2020 was $7.15 and $1.20, respectively.

Determining Fair Value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

Year Ended, December 31,
	2021	2020
Expected term (in years)	5.8 - 6.1	3.2 - 6.1
Expected volatility	65.2% - 69.9%	67.1% - 95.4%
Risk-free interest rate	0.6% - 1.5%	0.36% - 2.56%
Expected dividend yield	—%	—%

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

Stock-Based Compensation

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended, December 31,
	2021	2020

Research and development	$784	$283
General and administrative	1,441	143
Total stock-based compensation expense	$2,225	$426

As of December 31, 2021, total unrecognized stock-based compensation expense is approximately $18.7 million, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 3.2 years.

9. Income Taxes

For the years ended December 31, 2021 and 2020, the Company recorded income tax expense of $2,000 and $3,000, respectively. The Company has incurred net operating losses for all periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The U.S. federal and state deferred tax assets generated from the Company have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.8	2.3
Non-deductible expenses	(0.2)	(0.3)
Credits	8.1	11.9
Change in valuation allowance	(13.1)	(34.9)
Derecognition due to Section 383 Limitations	(16.7)	—
Other	0.1	—
Effective tax rate	—%	—%

Deferred Tax Assets

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,827	$16,007
Tax credits carryforwards	3,997	7,661
Capitalized start-up costs	546	644
Accrued expenses	436	198
Stock-based compensation	316	64
Other	5	1
Total gross deferred tax assets	30,127	24,575
Less: valuation allowance	(30,127)	(24,575)
Total deferred tax assets, net	$ —	$ —

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The changes in the valuation allowance for the years ended December 31, 2021 and 2020 were $5.6 million and $6.2 million, respectively.

Net Operating Loss and Tax Credit Carryforwards

The Company has federal net operating loss carryforwards, or NOLs, of $106.9 million as of December 31, 2021 which will begin to expire in 2033 except for $76.9 million of the NOLs that can be carried forward indefinitely. As a result of the U.S. Tax Cuts and Jobs Act, for U.S. income tax purposes, federal NOLs generated in tax years beginning before January 1, 2018 can still be carried forward for up to 20 years, but NOLs generated for tax years beginning after December 31, 2017 can be carryforward indefinitely and are limited to 80% utilization against taxable income.

As of December 31, 2021, the Company has state NOLs for California of $0.4 million, Massachusetts of $34.1 million, and New Hampshire of $2.7 million. The state NOLs, if not utilized, will expire beginning in 2033 and 2034.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code, or IRC. The annual limitation is deemed by multiplying the value of the Company’s stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2020, the Company determined that ownership changes occurred on October 30, 2014 and November 12, 2020. As a result of the ownership changes, none of the NOLs will expire unutilized for federal, California and Massachusetts purposes, respectively. During the year ended December 31, 2021, the Company completed an analysis and determined that no ownership change occurred under Section 382. Therefore, no derecognized NOL related deferred tax assets in the tax effected amounts for federal and California purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

As of December 31, 2021, Company has federal research and development, or R&D, credit carryforwards of approximately $0.1 million which will begin to expire in 2040 for federal tax purposes. As of December 31, 2021, the Company has California R&D credit carryforwards of approximately $0.4 million which can be carried forward indefinitely and Massachusetts R&D credit carryforwards of approximately $0.2 million which will expire in 2032. Research and development credits are subject to IRC Section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. As a result of the previously mentioned ownership changes, the Company has derecognized approximately $0.5 million of the gross federal research and development credit-related deferred tax assets due to the Section 383 limitation as of December 31, 2021. The Company has not derecognized any of the California or Massachusetts research and development credit-related deferred tax assets because the credits do not expire.

As of December 31, 2021, the Company has federal orphan drug credit carryforwards of approximately $4.8 million available to reduce future taxable income, if any, which will begin to expire in 2037 for federal tax purposes. Research and development credits are subject to IRC Section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. As a result of the previously mentioned ownership changes, the Company has derecognized $8.4 million of the gross federal research and development credit-related deferred tax assets due to the Section 383 limitation as of December 31, 2021.

Unrecognized Tax Benefits

The Company has unrecognized tax benefits of $1.4 million and $2.1 million as of December 31, 2021 and 2020, which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would be offset by a valuation allowance with no impact to tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	(in thousands)
Unrecognized tax benefits, beginning of period	$2,104	$1,391
Gross increases related to prior tax positions	2	23
Gross decreases related to prior tax positions	(1,894)	—
Lapse of statute of limitations	—	(17)
Gross increases related to current tax positions	1,174	707
Unrecognized tax benefits, end of period	$1,386	$2,104

The Company files income tax returns in the United States, Alabama, California, Massachusetts, New Hampshire, New Jersey, New York and Texas. The Company is not currently under examination by income tax authorities in federal state or other jurisdictions. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOLs or credits.

Other Income Tax Related

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, or the Act, was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The company has evaluated the current legislation and at this time, does not anticipate the Act to have a material impact on its consolidated financial statements.

On June 29, 2020, the California Governor signed Assembly Bill 85 or A.B. 85, which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more. Since the Company is not expected to generate California source taxable income of more than $1.0 million, no material impact is anticipated at this time.

On December 27, 2020, the Consolidated Appropriations Act, 2021, or the CAA, was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in the CARES Act, while providing aid to businesses affected by the pandemic. The CAA allows deductions for expenses paid for by the Paycheck Protection Program, or PPP, and Economic Injury Disaster Loan Program, or EIDL, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2021 tax provision.

10. Net Loss Per Share

The following potentially dilutive shares, including all outstanding stock options, were not included in the calculation of diluted shares outstanding for the period presented as the effect would have been anti-dilutive:

	Year Ended, December 31,
	2021	2020
Convertible preferred stock	—	21,435,632
Outstanding stock options	4,028,461	1,729,843
Total	4,028,461	23,165,475

11. Subsequent Events

None.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the December 31, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Inherent Limitation on the Effectiveness of Internal Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at ir.imagobio.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding security ownership of certain beneficial owners and management and our equity compensation plans will be incorporated by reference to the information set forth in our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be incorporated by reference to the information set forth in our Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibit

Exhibit Index

Exhibit No	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Imago BioSciences, Inc.	8-K	001-40604	3.1	July 20, 2021
3.2	Amended and Restated Bylaws of Imago BioSciences, Inc.	8-K	001-40604	3.2	July 20, 2021
4.1	Description of securities.					X
4.2	Form of Common Stock Certificate.	S-1/A	333-257419	4.2	July 12, 2021
10.1#	Separation Agreement by and between Imago BioSciences, Inc. and Matthew Plunkett, Ph.D.	10-Q	001-40604	10.1	November 10, 2021
10.2(a)#	2012 Equity Incentive Plan, as amended.	S-1	333-257419	10.2(a)	June 25, 2021
10.2(b)#	Form of Stock Option Agreement under 2012 Equity Incentive Plan.	S-1	333-257419	10.2(b)	June 25, 2021
10.2(c)#	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan.	S-1	333-257419	10.2(c)	June 25, 2021
10.2(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan.	S-1	333-257419	10.2(d)	June 25, 2021
10.3(a)#	2021 Incentive Award Plan.	S-1	333-257419	10.3(a)	June 25, 2021
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1	333-257419	10.3(b)	June 25, 2021
10.3(c)#	Form of Restricted Stock Unit Award Grant Notice under the 2021 Incentive Award Plan.	S-1/A	333-257419	10.3(c)	July 12, 2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-257419	10.4	July 12, 2021
10.5#	Employment Agreement by and between Imago BioSciences, Inc. and Hugh Y. Rienhoff, Jr.	S-1/A	333-257419	10.5	July 12, 2021
10.6#	Employment Agreement by and between Imago BioSciences, Inc. and Laura G. Eichorn.	S-1/A	333-257419	10.6	July 12, 2021
10.7#	Employment Agreement by and between Imago BioSciences, Inc. and Jennifer Peppe.	S-1/A	333-257419	10.7	July 12, 2021
10.8#	Employment Agreement by and between Imago BioSciences, Inc. and Amy E. Tapper.	S-1/A	333-257419	10.8	July 12, 2021
10.9#	Amended and Restated Non-Employee Director Compensation Program.					X
10.10	Form of Indemnification Agreement for directors and officers.	S-1/A	333-257419	10.11	July 12, 2021
10.11#	Employment Agreement by and between Imago BioSciences, Inc. and Wan-Jen Hong.	S-1/A	333-257419	10.12	July 12, 2021
10.12	Form of Change of Control and Severance Agreement for officers.	S-1/A	333-257419	10.13	July 12, 2021
10.13	Common Stock Purchase Agreement between Imago BioSciences, Inc. and Pfizer Inc.	S-1/A	333-257419	10.14	July 12, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (reference is made to the signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Indicates management contract or compensatory plan. * Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imago BioSciences, Inc.
Date: March 24, 2022	By:	/s/ Hugh Y. Rienhoff, Jr., M.D.
Hugh Y. Rienhoff, Jr., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2022	By:	/s/ Laura G. Eichorn
Laura G. Eichorn
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints Hugh Y. Rienhoff, Jr., M.D. and Laura G. Eichorn, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below:

Signature	Title	Date

/s/ Hugh Y. Rienhoff, Jr., M.D.	Chief Executive Officer, Director	March 24, 2022
Hugh Y. Rienhoff, Jr., M.D.

/s/ Laura G. Eichorn	Chief Financial Officer	March 24, 2022
Laura G. Eichorn

/s/ Dennis Henner, Ph.D.	Director, Chairman	March 24, 2022
Dennis Henner, Ph.D.

/s/ Patrick Heron	Director	March 24, 2022
Patrick Heron

/s/ Robert Baltera	Director	March 24, 2022
Robert Baltera

/s/ Dina Chaya, Ph.D.	Director	March 24, 2022
Dina Chaya, Ph.D.

/s/ Enoch Kariuki, PharmD	Director	March 24, 2022
Enoch Kariuki, PharmD

/s/ Laurie Keating	Director	March 24, 2022
Laurie Keating