Form 10-Q
period 2022-03-31
Imago BioSciences, Inc.
filed 2022-05-12
CIK 1623715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of May 5, 2022 was 33,735,824.

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

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	MARCH 31,	DECEMBER 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$8,259	$11,226
Short-term investments	197,564	206,184
Prepaid expenses and other current assets	3,159	3,894
Total current assets	208,982	221,304
Property and equipment, net	4	2
Other long-term assets	3,460	3,480
Total assets	$212,446	$224,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,325	$3,459
Accrued and other current liabilities	9,609	6,633
Total current liabilities	12,934	10,092
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 33,733,683 and 33,531,743 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	329,192	327,387
Accumulated other comprehensive loss	(636)	(43)
Accumulated deficit	(129,047)	(112,653)
Total stockholders’ equity	199,512	214,694
Total liabilities and stockholders’ equity	$212,446	$224,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Operating expenses:
Research and development	$12,502	$4,772
General and administrative	4,011	2,376
Total operating expenses	16,513	7,148
Loss from operations	(16,513)	(7,148)
Other income (expense), net:
Interest income	64	87
Other income (expense), net	55	(48)
Total other income, net	119	39
Net loss	$(16,394)	$(7,109)
Net loss per share, basic and diluted	$(0.49)	$(6.90)
Weighted-average shares used in computing net loss per share, basic and diluted	33,646,045	1,030,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net loss	$(16,394)	$(7,109)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(593)	12
Comprehensive loss	$(16,987)	$(7,097)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of January 1, 2022	33,531,743	$3	$327,387	$(43)	$(112,653)	$214,694
Exercise of stock options	201,940	—	454	—	—	454
Stock-based compensation	—	—	1,351	—	—	1,351
Other comprehensive income	—	—	—	(593)	—	(593)
Net loss	—		—	—	(16,394)	(16,394)
Balance as of March 31, 2022	33,733,683	$3	$329,192	$(636)	$(129,047)	$199,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(LOSS) INCOME	DEFICIT	EQUITY
Balance as of January 1, 2021	21,435,632	$162,612	1,030,023	$—	$1,561	$(3)	$(70,342)	$(68,784)
Stock-based compensation	—	—	—	—	319	—	—	319
Other comprehensive income	—	—	—	—	—	12	—	12
Net loss	—	—	—		—	—	(7,109)	(7,109)
Balance as of March 31, 2021	$21,435,632	$162,612	1,030,023	$—	$1,880	$9	$(77,451)	$(75,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,394)	$(7,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale investments	(72)	47
Depreciation and amortization	1	3
Stock-based compensation	1,351	319
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	735	(739)
Other long-term assets	17	(798)
Accounts payable	(134)	1,389
Accrued expenses and other current liabilities	2,976	(166)
Net cash used in operating activities	(11,520)	(7,054)
Cash flows from investing activities:
Purchases of available-for-sale investments	(41,561)	(14,728)
Proceeds from maturities of available-for-sale investments	49,660	11,500
Net cash provided by (used in) investing activities	8,099	(3,228)
Cash flows from financing activities:
Proceeds from exercise of stock options	454	—
Net cash provided by financing activities	454	—
Net decrease in cash and cash equivalents	(2,967)	(10,282)
Cash and cash equivalents at beginning of period	11,226	19,266
Cash and cash equivalents at end of period	$8,259	$8,984
Supplemental cash flow disclosure:
Cash paid for taxes	$178	$27
Supplemental disclosure of non-cash financing activities:
Deferred initial public offering costs included in accounts payable and accrued expenses	$—	$794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of the Business

Description of the Business

Imago BioSciences, Inc., or Imago, or the Company, was incorporated on March 28, 2012 as a Delaware corporation and is headquartered in South San Francisco, California. The Company is a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. The Company is focused on improving the quality of life for patients with cancer and bone marrow diseases in addition to prolonging their lives. The Company’s lead product candidate is bomedemstat for the treatment of myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. The Company is pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. In 2021, the Company completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of MF and in 2022, the Company completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of ET. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET may transition.

Initial public offering

On July 15, 2021, the Company’s registration statement on Form S-1 (File No. 333-257419), relating to its initial public offering, or the IPO, of common stock became effective. The IPO closed on July 20, 2021 at which time the Company issued an aggregate of 8,400,000 shares of its common stock at a price of $16.00 per share. Within 30 days following the close, an additional 1,260,000 shares were issued in connection with the full exercise by the underwriters of their option to purchase additional shares of common stock. In connection with the completion of its IPO, on July 20, 2021 the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. The Company received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, the Company issued 1,250,000 shares of common stock in a private placement, or the Private Placement, for net proceeds of $20.0 million. Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 21,435,632 shares of common stock.

Liquidity and capital resources

The Company has incurred net losses and cash out flows from operations since inception and as of March 31, 2022, has an accumulated deficit of $129.0 million. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $205.8 million, which are available to fund future operations.

Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise capital to fully implement its business plan. The Company has historically financed its operations primarily with the proceeds from the issuance of its convertible preferred stock and to a lesser extent debt financing, in each case prior to the IPO and from sale of shares of common stock in our IPO and the concurrent Private Placement. The Company may raise additional capital through additional equity financings, debt financings or other sources. Based on projected activities, management believes that its existing cash, cash equivalents and short-term investments as of March 31, 2022 will be sufficient to support operations for at least the next 12 months following issuance of these unaudited condensed consolidated financial statements.

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

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Coronavirus pandemic

The Company's management is actively monitoring the global situation for potential effects on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. Given the volatility and evolution of the continuing COVID-19 pandemic and the evolving global responses to curb rates of infection from new strains, such as Omicron, rates of hospitalization and death, and to enhance the global rates of full vaccination and availability of vaccine boosters and COVID-19 treatments, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of operations, financial position, and liquidity in 2022.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, certain prepaid assets and accrued liabilities for research and development activities, valuation of deferred tax assets, the fair values of common and convertible preferred stock prior to the IPO, and the fair value of stock options. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of March 31, 2022, and the interim condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2022 and 2021 and interim condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three month period is also unaudited. The condensed results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40604), as filed with the Securities and Exchange Commission, or the SEC, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

The Company estimates preclinical and clinical study research expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued and other current liabilities in the unaudited condensed consolidated balance sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued and other current liabilities balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued costs could materially affect the Company’s results of operations.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss is comprised of unrealized gains and losses on the Company’s available-for-sale investments.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify the accounting for income taxes. The guidance eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, this new standard is

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

effective for the Company for its fiscal year beginning January 1, 2022. The Company adopted the standard on January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of March 31, 2022 and December 31, 2021, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to the short-term nature of these items. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$7,029	$—	$—	$7,029
Corporate bonds	—	—	—	—
Commercial paper	—	169,720	—	169,720
U.S. treasury securities	—	27,844	—	27,844
Total financial assets	$7,029	$197,564	$—	$204,593

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale debt securities by major security type:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$7,029	$—	$—	$7,029
Commercial paper	170,298	—	(578)	169,720
U.S. treasury securities	27,902	—	(58)	27,844
Total financial assets	$205,229	$—	$(636)	$204,593

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	4,500	—	(1)	4,499
Commercial paper	187,789	17	(57)	187,749
U.S. treasury securities	16,026	—	(2)	16,024
Total financial assets	$216,109	$17	$(60)	$216,066

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes the classification of the Company’s available-for-sale debt securities on the condensed consolidated balance sheets:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash equivalents	$7,029	$9,882
Short-term investments	197,564	206,184
Total cash equivalents and investments	$204,593	$216,066

The following table summarizes the fair values of the Company’s available-for-sale debt securities by contractual maturity:

	March 31,	December 31,
	2022	2021
	(in thousands)
Within one year	$204,593	$216,066
Total cash equivalents and investments	$204,593	$216,066

There were no impairments of available-for-sale debt securities considered “other-than-temporary” during the three months ended March 31, 2022 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

5. Balance Sheet Components

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued research and development	$7,471	$4,213
Compensation and related benefits	1,257	1,881
Accrued professional service expenses	541	207
Other	340	332
Total accrued and other current liabilities	$9,609	$6,633

6. Commitments and Contingencies

Operating Leases

As of March 31, 2022 and December 31, 2021, the Company has cancellable operating lease agreements with lease terms of less than 12 months. For the three months ended March 31, 2022 and 2021, rent expense was $22,000 and $30,000, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022 and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded related liabilities.

7. Equity

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock

The Company reserved the following shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,	December 31,
	2022	2021
Options outstanding under the 2021 Equity Incentive plan	4,274,139	4,028,461
Options available for future grant	3,902,551	2,673,582
Reserved for employee stock purchase plan	685,317	350,000
Total	8,862,007	7,052,043

8. Stock-Based Compensation

2012 Equity Incentive Plan

In October 2012, the Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, under which 238,095 shares of the Company’s common stock were initially reserved for issuance to employees, directors and consultants.

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Incentive Award Plan, or 2021 Plan, which became effective in connection with the IPO. The 2012 Plan was terminated in connection with the IPO when the 2021 Plan became effective; however, awards granted under the 2012 Plan that remain outstanding continue to be governed by the 2012 Plan. Shares reserved for issuance under the 2012 Plan but not subject to awards as of the date of the IPO were added to the available shares in the 2021 Plan. Shares subject to awards granted under the 2012 Plan that were or are forfeited to the Company, terminated without exercise or repurchased for the original purchase price after the IPO have been and will be added to the shares reserved for issuance under the 2021 Plan.

Under the terms of the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents awards or other stock or cash-based awards to individuals who are then employees, consultants, or directors of the Company. Under the terms of the 2021 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the 2021 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years.

The Company initially reserved 3,450,000 shares of common stock for issuance under the 2021 Plan. The number of shares initially reserved will be increased by (i) any shares available for issuance under the 2012 Plan as of the day before the IPO, (ii) any shares that are subject to the 2012 Plan that become available for issuance under the 2012 Plan and (iii) the annual increase on January 1 of each year, beginning January 1, 2022, and continuing through and including January 1, 2031, by 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Company's board of directors. As of March 31, 2022, there were 3,902,551 shares available for grant under the 2021 Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The purpose of the ESPP is to assist employees of the Company in acquiring a stock ownership interest in the Company, to help such employees provide for their future security, and to encourage them to remain in the employment of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The compensation committee of the board of directors will administer the Company’s ESPP.

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees is 4,703,469 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP increases automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 1% of the total number of shares of common stock outstanding on

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. As of March 31, 2022, the Company has reserved 685,317 shares of common stock under the ESPP. There were no shares issued under the ESPP during the three months ended March 31, 2022.

Stock Option Activity

Stock option activity under the 2012 Plan and the 2021 Plan was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2022	2,673,582	4,028,461	$8.81	8.40	$60,089
Authorized	1,676,587	—	—
Options granted	(481,000)	481,000	18.63
Options exercised	—	(201,940)	2.25
Options cancelled	33,382	(33,382)	20.79
Outstanding as of March 31, 2022	3,902,551	4,274,139	$10.13	8.45	$42,637
Exercisable as of March 31, 2022		1,323,930	$3.18	6.68	$21,360

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $19.27 as of March 31, 2022.

The total intrinsic value of options exercised during the three months ended March 31, 2022 was $3.9 million. There were no options exercised during the three months ended March 31, 2021. Such intrinsic value of options exercised during the three months ended March 31, 2022, is the difference between the fair value of Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant-date fair value per share for stock options granted during the three months ended March 31, 2022 and 2021 was $12.80 and $0.30, respectively.

Determining Fair Value

The estimated grant-date fair value of the Company’s stock-based awards was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended, March 31,
	2022	2021
Expected term (in years)	6.1	5.9 - 6.1
Expected volatility	78.1%	68.3% - 69.9%
Risk-free interest rate	1.7% - 2.4%	0.6% - 1.1%
Expected dividend yield	—%	—%

Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Stock-Based Compensation

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$653	$57
General and administrative	698	262
Total stock-based compensation expense	$1,351	$319

As of March 31, 2022, total unrecognized stock-based compensation expense is approximately $23.1 million, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 3.1 years.

9. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company did not record any income tax expense. The U.S. federal and state deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

10. Net Loss Per Share

The following potentially dilutive shares, including all outstanding stock options, were not included in the calculation of diluted shares outstanding for the period presented as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Convertible preferred stock	—	21,435,632
Outstanding stock options	4,274,139	2,976,906
Total	4,274,139	24,412,538

11. Subsequent Events

The Company did not have any subsequent events as of the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), filed with the Securities and Exchange Commission, or the SEC, on March 24, 2022.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the size of the potential patient populations for bomedemstat, our other product candidates and any future product candidates, if approved for commercial use;
•
our clinical and regulatory development plans;
•
our expectations with regard to the data to be derived in our clinical trials of bomedemstat;
•
the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our intentions and our ability to establish collaborations and/or partnerships;
•
the timing or likelihood of regulatory filings and approvals for our product candidates;
•
our commercialization, marketing and manufacturing capabilities and expectations;
•
our intentions with respect to the commercialization of our product candidates;
•
the pricing and reimbursement of our product candidates, if approved;
•
the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications that we may pursue;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•
our future financial performance; and
•
developments and projections relating to our competitors and our industry, including competing therapies and procedures.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Such factors include, but are not limited to:

•
our limited operating history and lack of products for commercial sale;
•
our significant losses since inception and for the foreseeable future;
•
our need for substantial additional financing;
•
our unpredictable operating results;
•
our business’s dependence on development, regulatory approval and commercialization of our product candidates;
•
difficulties in enrolling patients and risks of substantial delays in our clinical trials;

•
our minimal control over product candidates in investigator-initiated clinical trials;
•
uncertainties in the cost and outcomes of our clinical studies;
•
uncertainties in the regulatory review and approval of our product candidates if our pivotal studies are positive;
•
potentially material changes to the interim, top-line and preliminary data from our clinical trials;
•
potential undesirable effects of our product candidates and safety or supply issues with combination-use products;
•
our potential inability to obtain and maintain orphan drug designation and delays in approvals despite Fast Track designation;
•
risks related to clinical trials outside of the United States;
•
our need to manufacture multiple batches of bomedemstat using a commercial current Good Manufacturing Process;
•
risks related to COVID-19 or other pandemics, natural disasters and wars;
•
risks related to competition;
•
difficulties in expanding our organization and managing growth, attracting and retaining senior management and key scientific personnel and establishing sales and other commercialization functions;
•
risks related to information technology system and cybersecurity;
•
risks related to misconduct of our employees and independent contractors;
•
risks related to hazardous materials and our compliance with environmental laws and regulations;
•
risks related to litigation and other claims;
•
risks related to reliance on third parties to conduct and support preclinical studies and clinical trials, and to manufacture our product candidates;
•
risks related to third-party intellectual property infringement claims and our ability to protect our own intellectual property;
•
risks related to governmental policies and regulations including with respect to drug prices and reimbursement, and changes thereof;
•
risks related to our common stock;
•
risks related to our public company, “emerging growth company” and “smaller reporting company” status;
•
risks related to internal control over financial reporting; and
•
other risks and uncertainties, including those listed in the section titled “Risk Factors” in this report and in our Annual Report.

You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference herein or have filed as exhibits herewith completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. We have completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of ET on April 29, 2022 and have completed enrollment for a Phase 2 clinical trial of bomedemstat for the treatment of MF. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and and in ET may transition. In our Phase 2 clinical trial in ET through February 3, 2021, interim and unaudited data from 44 patients demonstrates that bomedemstat has been generally well tolerated with an encouraging safety profile and a majority of patients achieved a platelet count ≤400 x 109/L following at least 12 weeks of treatment. In our Phase 2 clinical trial in MF through February 3, 2021, interim and unaudited data from 89 patients demonstrates that bomedemstat has also been generally well tolerated with an encouraging safety profile in this patient population and has resulted in improvements in patient symptoms, reductions in spleen volume and reduction in mutant allele frequency, or MAF, the proportion of blood cells with mutations that drive this disease. Of evaluable patients (N=41), 90% had stable (Δ <±1.0 g/dL) or improved (≥1.0 g/dL) hemoglobin. Of patients with BM fibrosis scoring post-baseline (N=52), 31% improved by 1 grade and 50% were stable. We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinase. Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. We expect alignment with the FDA on a protocol for a Phase 3 registrational trial for the treatment of ET in the second half of 2022. Based on discussions with FDA in December 2021, we believe a two-arm trial comparing bomedemstat to best available therapy may provide the basis for regulatory approval for the second-line treatment of ET. Subject to final review of the Phase 3 protocol, we have alignment on the study population of patients with ET, viz., those patients who are intolerant of or resistant to hydroxyurea, the agents in the control arm and the composite primary endpoint of durable normalization of platelet and white counts and hemostasis in the absence of progression. In addition, we expect to continue to enroll patients in the investigator initiated studies, or IIS, for the treatment of PV and the treatment of small cell lung cancer, or SCLC, bomedemstat in combination with atezolizumab in the first half of 2022, and we expect to initiate enrollment in an investigator-initiated Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF.

Since our inception in 2012, we have devoted the majority of our efforts to business planning, research, and development of our lead product candidate bomedemstat, primarily by conducting preclinical studies and clinical trials, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock, and more recently, through our initial public offering, or IPO, of shares of common stock where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share, less underwriting discounts, and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement, or the Private Placement, for net proceeds of $20.0 million.

We have incurred recurring losses since our inception, including net losses of $16.4 million and $7.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $129.0 million and hold cash and cash equivalents and short-term investments of $205.8 million.

Our Pipeline

Our current pipeline of product candidates targeting LSD1 in various blood cancers, and the next anticipated milestones, are summarized in the chart below.

Our Team

Since our founding in 2012, we have been focused on discovering and developing small-molecule inhibitors of LSD1. Hugh Young Rienhoff, Jr., M.D., our Founder and Chief Executive Officer, previously served as Chief Executive Officer of FerroKin BioSciences, a company focused on hemoglobinopathies, until its acquisition by Shire Pharmaceuticals. Along with Dr. Rienhoff, we have assembled a highly experienced team in small molecule drug discovery and clinical development as well as developing therapeutics for hemoglobinopathies and cancer. The efforts to date in developing inhibitors for LSD1 have resulted in a set of insights and capabilities that have allowed us to achieve significant progress.

Our Strategy

We are developing internally-discovered novel inhibitors of LSD1 to improve the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. In order to achieve this vision, key elements of our strategy include:

∎	Advancing Bomedemstat to Regulatory Approval for Essential Thrombocythemia

By managing elevated platelets, the primary risk factor for thrombosis in ET, we believe bomedemstat has the potential to address a poorly met need in the 20% of ET patients who are intolerant or resistant to hydroxyurea, the current standard-of-care. In our Phase 2 clinical trial in ET as of February 3, 2022, bomedemstat has been generally well tolerated, and a majority of patients treated for at least 12 weeks achieved a platelet count in the normal range in a median time of approximately eight weeks. We completed enrollment in this trial on April 29, 2022. To enable the collection of long-term safety and pharmacodynamic data, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET may transition. We have recently held preliminary discussions with the U.S. Food and Drug Administration, or FDA, about key trial design parameters for a registration-directed Phase 3 program of bomedemstat for the treatment of ET.

Based on discussions with FDA in December 2021, we believe a two-arm trial comparing bomedemstat to best available therapy may provide the basis for regulatory approval for the second-line treatment of ET. Subject to final review of the Phase 3 protocol, we have alignment on the study population of patients with ET, viz., those patients who are intolerant of or resistant to hydroxyurea, the agents in the control arm and the composite primary endpoint of durable normalization of platelet and white counts and hemostasis in the absence of progression. Based on completion of enrollment for the Phase 2 clinical trial in ET, and subsequent End of Phase 2 meeting, we expect to submit a final protocol for a registrational Phase 3 pivotal program in 2022, with the first patient dosed thereafter. With positive results from the pivotal clinical program, we would expect to submit applications for regulatory approval with the FDA and the EMA for ET.

∎	Advancing Bomedemstat to Regulatory Approval for Myelofibrosis

We believe there is significant unmet need for a disease modifying therapy, particularly in the initial addressable patient population of patients with MF whose disease is not adequately managed with ruxolitinib. We completed enrollment in our Phase 2 clinical trial of bomedemstat monotherapy in patients with advanced MF as of May 17, 2021. To enable the collection of long-term safety and pharmacodynamic data, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned. Bomedemstat has been generally well-tolerated and resulted in improvements in patient symptoms, reductions in spleen volume, and reduction in MAF. Additionally, 90% of evaluable patients (N=41) had stable (Δ <±1.0 g/dL) or improved (≥1.0 g/dL) hemoglobin and, of patients with BM fibrosis scoring post-baseline (N=52), 31% improved by 1 grade and 50% were stable. We believe these encouraging data support continued clinical development of bomedemstat.

In addition, in 2022, we will continue to support an investigator-sponsored clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF. This trial will include both patients with MF who have not received any prior treatment with a JAK inhibitor, as well as those currently receiving ruxolitinib, but not achieving adequate symptom control or spleen volume reduction.

Based upon the results from our ongoing monotherapy and planned combination clinical trials, we intend to have discussions with the FDA about the endpoints and control arm for a registrational Phase 3 program in MF. Following these discussions, we may choose to initiate such a program. With positive results from the pivotal clinical program, we would expect to submit an NDA seeking regulatory approval from the FDA and an MAA from the European Medicines Agency, or EMA, for MF.

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

In addition, we aim to evaluate novel LSD1 inhibitors for the treatment of hemoglobinopathies such as sickle cell disease, or SCD, and thalassemia. Defects in adult hemoglobin can contribute to such hemoglobinopathies. Fetal hemoglobin, which normally shuts off shortly after birth can compensate for these defects, however, and inhibition of LSD1 has been shown to induce the production of fetal hemoglobin in pre-clinical studies. Thus, we plan to develop novel LSD1 inhibitors designed to enhance fetal hemoglobin production sufficient to achieve clinical benefit in patients with hemoglobinopathies. Lead optimization and pre-clinical studies are ongoing, and the next milestone for this program would be to nominate a clinical candidate.

We believe LSD1 inhibition may have utility in the treatment of solid tumors, especially in combination with checkpoint inhibitors such as anti-PD1 or anti-PDL-1 antibodies. Enrollment commenced in an investigator-initiated clinical trial of bomedemstat in combination with atezolizumab for the treatment of patients with small cell lung cancer (SCLC) in 2022.

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

We currently own worldwide rights to bomedemstat, as well as our pipeline of novel, internally-discovered LSD1 inhibitors in pre-clinical development. We currently plan to retain the rights to our programs to maximize the therapeutic potential of our pipeline and to allow for selective engagement in terms of entering into strategic partnerships.

Recent Developments

Impact of COVID-19 Pandemic

We continue to closely monitor the COVID-19 global pandemic and recommended containment and mitigation measures. Extraordinary actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world. These actions include travel bans, quarantines, and similar mandates. In order to operate in a safe manner, we have taken precautionary measures to minimize the risk of the virus to our employees and the communities in which we operate. The majority of our workforce worked remotely before the COVID-19 pandemic, thus there has been minimal disruption in our ability to ensure the effective operation of our business.

As a result of the COVID-19 pandemic and policy responses, we continue to assess the impact of the COVID-19 pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials, including the recent resurgence of COVID-19. We have assessed both capacity and the current clinical supply chain associated with the production of bomedemstat and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our ongoing clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors, and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2021 and for the three months ended March 31, 2022, we are unable to predict the impact that COVID-19 will have on our results of operations and financial condition in future periods.

See the section titled "Risk Factors" of this Quarterly Report on Form 10-Q for a further discussion of the potential adverse impact of COVID-19 on our business.

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
▪
expense incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations, or CROs, other vendors or central laboratories and service providers engaged to conduct our trials; and
▪
the cost of consultants engaged in research and development related services and the cost to manufacture drug products for use in our preclinical studies and clinical trials.

Our research and development expenses for the three months ended March 31, 2022 and 2021 were primarily incurred in connection with the development of our most advanced product candidate, bomedemstat. However, we have not historically tracked research and development expenses by program other than direct external expenses in conducting Phase 2 clinical trials for ET and MF. We typically have various early-stage research and drug discovery projects as well as potentially various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021. The external research and development costs are attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses consist primarily of:

▪
expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
▪
the cost of acquiring and manufacturing clinical trial and other materials; and
▪
other costs associated with development activities.

Our internal research and development costs consist primarily of personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline of product candidates. Included within personnel-related costs is non-cash stock-based compensation expense of $0.7 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Direct External Expenses:
Clinical-stage programs:
Phase 2 for MF	$1,474	$651
Phase 2 for ET	1,388	791
Phase 2 extension study (MF/ET)	749	—
Clinical pharmacology studies	419	255
Other	131	54
Total clinical-stage programs	4,161	1,751
All manufacturing costs	4,629	1,805
Preclinical programs	119	203
Unallocated Internal Expenses:
Personnel-related and other	3,593	1,013
Total research and development expenses	$12,502	$4,772

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

Other Income (Expense), Net

Other income (expense), net consists of amortization of premiums and discounts on our investment balances.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Dollar	Percentage
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$12,502	$4,772	$7,730	162%
General and administrative	4,011	2,376	1,635	69%
Total operating expenses	16,513	7,148	9,365	131%
Loss from operations	(16,513)	(7,148)	(9,365)	131%
Other income (expense), net:
Interest income	64	87	(23)	(26%)
Other income (expense), net	55	(48)	103	(215%)
Total other income, net	119	39	80	205%
Net loss	$(16,394)	$(7,109)	$(9,285)	131%

Research and Development Expenses

Research and development expenses were $12.5 million for the three months ended March 31, 2022, compared to $4.8 million for the three months ended March 31, 2021. The increase of $7.7 million was primarily due to:

▪
an increase of $2.8 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by formulation development work and clinical trial materials to support ongoing and new clinical trials;
▪
an increase of $1.4 million in Phase 2 clinical activities in separate Phase 2 trials for MF and ET due to an increasing enrollment rate in 2022 in our ET clinical trial, and increased costs related to over-enrollment in, approaching clinical study database lock and other back end activities for our MF clinical trial, and increased consulting expenses to support the clinical operations team for these ongoing clinical trials;
▪
an increase of $0.7 million related to the commencement of a Phase 2 extension study started in the second half of 2021 for the long-term follow-up of patients from the MF and ET clinical trials; and
▪
an increase of $2.6 million in personnel-related costs primarily due to increase in the number of research and development employees, including stock-based compensation expense, as we ramped up our operations.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2022, compared to $2.4 million for the three months ended March 31, 2021. The increase of $1.6 million was primarily due to an increase of $0.3 million in professional fees attributable to accounting, legal and audit costs, $0.7 million in insurance expense associated with public company operations and $0.4 million in compensation and personnel-related costs, including stock-based compensation expense, as a result of increased headcount.

Interest Income

Interest income was $64,000 for the three months ended March 31, 2022, compared to $87,000 for the three months ended March 31, 2021. The decrease, compared to the three months ended March 31, 2021, was due to the higher average short-term investment balances, versus longer term investments in the comparable period in 2021 which had higher yields.

Other Income (Expense), Net

Other income (expense), net was $55,000 for the three months ended March 31, 2022, compared to ($48,000) for the three months ended March 31, 2021. The change of $103,000 in Other income, net was due to the amortization of premium and discounts on our investments balance for the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock, including proceeds from our issuance and sale of convertible promissory notes as well as sale of shares of our common stock in our IPO and a concurrent Private Placement. From our inception through March 31, 2022, we have raised aggregate net cash proceeds of $164.8 million. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a Private Placement for net proceeds of $20.0 million. As of March 31, 2022, we had available cash, cash equivalents and short-term investments of $205.8 million.

Future Funding Requirements

We expect our operating expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities, particularly as we advance bomedemstat into later stages of development and conduct larger clinical trials, seek regulatory approvals for any product candidates that successfully complete clinical trials, hire additional personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and potentially commercialize products for which we obtain regulatory approvals. The timing and amount of our operating expenditures will depend on many factors, including:

▪
the scope, progress, results and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials and any delays related to the COVID-19 pandemic or other causes;
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
▪
the cost of building a commercial organization in anticipation of product commercialization;
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

Until such time as we can generate significant revenue from sales of our lead product candidate or any future product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing can involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other causes. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(11,520)	$(7,054)
Cash provided by (used in) investing activities	8,099	(3,228)
Cash provided by financing activities	454	—
Net decrease in cash and cash equivalents	$(2,967)	$(10,282)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $11.5 million, which consisted of a net loss of $16.4 million, partially offset by a $3.6 million favorable net change in our net operating assets and liabilities and $1.3 million in non-cash charges related primarily to stock-based compensation and amortization of discount on our investment balances. The net change in our operating assets and liabilities was primarily due to an increase of $3.0 million in accrued and other current liabilities mainly related to pre-clinical and clinical expenses and a decrease of $0.7 million in prepaid expenses and other current assets due to the amortization of prepaid insurance expenses related to public company operations for the three months ended March 31, 2022.

Cash used in operating activities for the three months ended March 31, 2021 was $7.1 million, which consisted of a net loss of $7.1 million and a $0.3 million unfavorable net change in our net operating assets and liabilities, partially offset by $0.4 million in non-cash charges related primarily to stock-based compensation. The net change in our operating assets and liabilities was primarily due to an increase of $0.8 million in other long-term assets, and $0.7 million in prepaid expenses and other current assets due to the timing of payments and a decrease of $0.2 million in accrued expenses and other current liabilities, partially offset by an increase of $1.4 million in accounts payable due to timing of processing invoices.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 was $8.1 million, which consisted of $49.7 million related to proceeds from maturities of available-for-sale securities, partially offset by $41.6 million of purchases of available-for-sale securities.

Cash used in investing activities for the three months ended March 31, 2021 was $3.2 million, which consisted of $14.7 million related to purchases of investments, partially offset by $11.5 million from maturities of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $0.5 million from net proceeds from stock option exercises.

We did not have any cash flows from financing activities for the three months ended March 31, 2021.

Other Commitments and Obligations

We enter into contracts in the normal course of business with contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice.

As of March 31, 2022, we had no material non-cancelable purchase commitments as we have generally contracted on a purchase order basis, and we were unable to estimate all payments under our existing contracts. Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, certain accrued liabilities for research and development activities, valuation of deferred tax assets, the fair values of common and convertible preferred stock prior to the IPO, and the fair value of stock options. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition or results of operations.

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if, among others, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for the Company as a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our results of operations, financial condition, prospects and stock price.

Risk Factor Summary

The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially and adversely affected, and the price of our common stock could significantly decline. This summary should be read in conjunction with the section titled “Risk Factors.”

▪
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.
▪
We will require substantial additional financing to achieve our goals, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Such financing may result in dilution to stockholders or granting of rights superior to those of existing stockholders.
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
▪
Research and development of biopharmaceutical products is inherently risky. We cannot give any assurance that any of our clinical trials will be successful or that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
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
▪
Our product candidates or any future product candidates may be associated with undesirable side effects or adverse events. We may develop certain of our current and future product candidates in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

▪
We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
▪
There is no guarantee that Fast Track designation for bomedemstat or other expedited development and review programs will result in a faster regulatory approval, if any.
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
▪
We may experience difficulties in managing growth, attracting and retaining senior management and key scientific personnel and establishing sales and other commercialization functions.
▪
We depend on information technology systems, and any failure of these systems, including as a result of a cyberattack, could harm our business.
▪
Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our results of operations.
▪
Our business involves the use of hazardous materials and may be adversely affected by natural disasters, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations.
▪
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.
▪
We rely on third parties to conduct and support our preclinical studies and clinical trials, and to manufacture our product candidates, and such third parties may not properly and successfully carry out their contractual duties or meet expected deadlines.
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
▪
Risks related to our licensing and co-licensing arrangements with third-parties and our ability to procure such arrangements on favorable terms, if at all.
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

We are a clinical-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. Bomedemstat, our most advanced product candidate, is in Phase 2 clinical development, while our other product candidates are in the preclinical stage. We have no products approved for commercial sale and have not generated any revenue from product sales. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical, biopharmaceutical and biotechnology industry, including an ability to obtain regulatory approval of a product candidate, manufacture any product candidates at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. You should evaluate our business in light of the substantial degree of risk for biopharmaceutical product development generally, and for clinical-stage biopharmaceutical companies in particular.

We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future.

We have had significant operating losses since our inception. Our net losses for three months ended March 31, 2022, and 2021 were $16.4 million and $7.1 million, respectively. As of March 31, 2022, we had an accumulated deficit of $129.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until a product candidate is clinically tested, approved for commercialization, and successfully marketed. Bomedemstat and our other product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop bomedemstat, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities, and as we incur costs as a public company. Even if successful, we may never generate revenues that are significant or large enough to achieve and subsequently sustain profitability.

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

As of March 31, 2022, we had capital resources consisting of cash, cash equivalents and short-term marketable securities of $205.8 million. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials, and any delays related to the COVID-19 or other pandemic;
•
the timing of, and the costs involved in, obtaining regulatory approvals for bomedemstat, our other product candidates or any other future product candidates;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the cost of manufacturing bomedemstat, our other product candidates and any future product candidates, including supply for clinical development as well as potential commercial use;
•
the cost of commercial development activities, including building a commercial infrastructure, such as a sales force and other commercial personnel, in anticipation of product commercialization;
•
the cost of commercialization activities, including marketing, sales and distribution costs;
•
our ability to establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
any product liability or other lawsuits related to our products or product candidates;
•
the expenses needed to attract, hire and retain skilled personnel;

•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•
the timing, receipt and amount of sales of any future approved products, if any; and
•
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

•
the timing and cost of, and level of investment in, research, development and commercialization activities, which may change from time to time;
•
the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
the timing of receipt of approvals from regulatory authorities in the United States and internationally;
•
the timing and status of enrollment for our clinical trials;
•
the cost of manufacturing, as well as building out inventory in advance of any commercial launch, and the terms of any agreements we enter into with third-party suppliers;
•
timing and amount of any milestone, royalty or other payments due under any future collaboration or license agreement;
•
coverage and reimbursement policies with respect to bomedemstat, our other product candidates and any future product candidates, if approved, and potential future drugs that compete with our products;
•
expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•
the level of demand for our products, if approved, which may vary significantly over time; and
•
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

Lysine-specific demethylase-1, or LSD1, inhibition is a novel therapeutic approach, which exposes us to certain risks. For example, we may discover significant safety events or that our product candidates do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of disease, a product candidate, or the therapeutic approach, is not effective in other diseases. In addition, given the novel nature of this therapeutic approach, designing preclinical studies and clinical trials to demonstrate the effect of the product candidates is complex and exposes us to risks.

The clinical and commercial success of our current product candidates and any future product candidates that we may develop or acquire will depend on several factors, including those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q. These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we, or our licensees, if any, may never be able to successfully commercialize any products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of products to continue our business or achieve profitability.

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

•
the patient eligibility criteria defined in the protocol;
•
the size and nature of the patient population required for analysis of the clinical trial’s primary endpoints;
•
the proximity of patients to clinical trial sites;
•
the design of the clinical trial;
•
the risk that enrolled patients will not complete a clinical trial;
•
clinicians’ and patients’ perceptions as to the safety of the product candidates;
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidates being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating, as well as any drugs under development; and
•
our ability to obtain and maintain patient consent.

We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such patients adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or a comparable foreign regulatory authority. In addition, the process of finding and diagnosing patients may prove more costly than our current estimates.

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a competing trial. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our clinical trials for any reason, including the existence of other approved therapies or concurrent clinical trials for similar patient populations, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed or never occur. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely and expect to continue to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our future clinical trials and they may fail to meet our expectations for such proper and timely conduct. While we have entered into and intend to enter into additional agreements governing CRO's services, we have limited influence over their actual performance.

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

•
enrollment of an adequate number of suitable patients to participate in a trial;
•
the COVID-19 or another pandemic, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow-up visits, challenges with auditing or monitoring clinical sites or changes to trial protocols;
•
inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•
delays in obtaining regulatory authorization to commence a trial;
•
reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
identifying, recruiting and training suitable clinical investigators;
•
obtaining institutional review board, or IRB, approval at each trial site;
•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, or equivalent foreign application or amendment;
•
new safety findings that present unreasonable risk to clinical trial participants;
•
changes to clinical trial protocols;
•
a negative finding from an inspection of our clinical trial operations or study sites;
•
having subjects complete a trial or return for post-treatment follow-up;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
addressing subject safety concerns that arise during the course of a trial;
•
adding a sufficient number of clinical trial sites; or

•
obtaining sufficient product supply of product candidates for use in preclinical studies or clinical trials from third-party suppliers.

In addition, we may experience numerous other adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials or require that we submit additional data or information before allowing a clinical trial to be initiated;
•
clinical studies of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, even if our clinical trials are successful, to conduct additional clinical trials or abandon drug development programs;
•
our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;
•
we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unacceptable characteristics or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials of our product candidates may be greater than we anticipate;
•
the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate; and
•
regulators may revise the requirements for approving our product candidates or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive or are only moderately positive, or even if the results of clinical trials are positive, or if there are safety concerns, we may:

•
incur unplanned costs;
•
be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•
obtain marketing approval in some countries and not in others;
•
obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
•
obtain marketing approval with labeling that is commercially unattractive, which could include significant use or distribution restrictions or safety warnings, including boxed warnings;
•
be subject to additional post-marketing testing requirements, which could be prohibitively expensive or impracticable to complete; or
•
have the product removed from the market after obtaining marketing approval.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Safety Advisory Board, or SAB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, other safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We supply and may supply in the future, bomedemstat to support basic and clinical research including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internal clinical trials; however, because we are not the sponsor of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we are subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

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

•
our product candidates may not successfully complete preclinical studies or clinical trials;
•
a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it does not meet applicable regulatory criteria;
•
the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
•
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
•
if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate; and
•
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

We may not be successful in our efforts to further develop our current and future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization or licensee of commercial rights and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance, if FDA or another regulatory agency determines, for any reason, that the benefits of the product do not outweigh its risks or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Any approval we may obtain could be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings or are otherwise commercially unattractive. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a Risk Evaluation and Mitigation Strategy, or REMS. The failure to obtain timely regulatory approval of product candidates, any product marketing limitations or a product withdrawal would negatively impact our business, results of operations and financial condition.

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

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising or positive, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications or limiting such approval to a narrower indication than we request, which indication may be commercially unattractive or not commercially viable. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

The FDA or any foreign regulatory bodies can delay, limit, or deny approval of our product candidates or require us to conduct additional nonclinical, manufacturing or clinical testing or abandon a program for many reasons, including:

•
the FDA or the applicable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs or combination therapies similar to our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that our product candidates are safe and effective for the proposed indication;
•
the FDA’s or the applicable foreign regulatory authority’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
the FDA’s or the applicable foreign regulatory authority’s requirement for additional nonclinical studies or clinical trials;
•
the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
•
the FDA’s or the applicable foreign regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval; or
•
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

To date, only one of our product candidates, bomedemstat, has been tested in humans. While it has been shown to be generally well tolerated in our Phase 2 clinical trials for bomedemstat for ET and MF through February 3, 2022, 571 adverse events, or AEs, were reported in 41 patients (93%) in our ET trial, including twelve serious adverse events, or SAEs, two of which were deemed related to bomedemstat by the study investigator, and 1,495 AEs were reported in 87 patients (97%) in our MF trial, of which 87 were SAEs. Fourteen SAEs in our MF trial, one Grade 4 (thrombocytopenia), nine Grade 3 and four Grade 2, all occurring once with the exception of nausea reported by two patients, were deemed by investigators as possibly, probably, or definitely related to bomedemstat: abdominal discomfort, splenomegaly, rectal haemorrhage, cardiac failure, headache, vertigo, gastrointestinal haemorrhage, anaemia, nausea (n=2), abdominal wall haematoma, pyoderma gangrenosum, sepsis and thrombocytopenia. While there have been no dose-limiting toxicities or deaths attributed to bomedemstat in the MF and ET trials, if unacceptable side effects arise in the course of further development of bomedemstat or in the development of any of our other product candidates, we, the FDA or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a comparable foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Dose-limiting toxicities would be serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

•
regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
•
we may be required to conduct additional clinical trials or post-approval studies;
•
we may be required to recall a product or change the way such product is administered to patients;
•
additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
we may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
•
we could be sued and held liable for harm caused to patients;
•
we may be subject to fines, injunctions or the imposition of criminal penalties;
•
the product may become less competitive; and
•
our reputation may suffer.

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

Even if we obtain orphan drug designation for a product, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if regulatory authorities later determine that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent regulatory authorities from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

There is no guarantee that Fast Track designation for bomedemstat for the treatment of ET or MF or other expedited development and review programs will result in a faster regulatory review or regulatory approval or that we will qualify for other expedited development and review programs, such as Breakthrough Therapy designation, Accelerated Approval and Priority Review, which could substantially delay the potential approval of bomedemstat and our other product candidates.

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

We may also seek Breakthrough Therapy designation for any product candidate that we develop. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Like Fast Track designation, Breakthrough Therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a Breakthrough Therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with additional foreign regulatory requirements, foreign exchange fluctuations, patient and clinical site monitoring and compliance, compliance with foreign manufacturing, customs, shipment and storage requirements, cultural differences in medical practice and clinical research, and diminished protection of intellectual property in some countries.

We must manufacture multiple batches of bomedemstat using a commercial current Good Manufacturing Process, or cGMP, in order to complete pivotal clinical trials, to obtain regulatory approval for commercial sale, and to have bomedemstat available for commercial launch.

To date, we have utilized contract manufacturers to manufacture bomedemstat for our preclinical and clinical studies and plan to continue to do so in the future. We may, however, add new contract manufacturers to our existing manufacturers. In addition, we are contemplating several changes to the manufacturing process to enable a scalable, cost-effective, and commercially viable cGMP manufacturing process. If any batches of bulk bomedemstat, or finished drug product, fail to meet specifications, or fail to have been manufactured in accordance with cGMP, we may be delayed in supplying bomedemstat for our planned pivotal clinical trials. In addition, we will require multiple successful cGMP batches of bomedemstat to obtain regulatory approval for commercial sale. Any delay or technical hurdle in our validation work may impact the availability of such product and may result in additional expense. A number of factors could impact the risk of delay or failure in these manufacturing efforts, including:

•
insufficient supply of raw materials for cGMP manufacturing of bomedemstat;
•
higher than expected cost of manufacturing;
•
failure to validate changes in the commercial cGMP processes in a timely manner, or at all;
•
changes that we make to optimize our manufacturing, testing, or formulating of cGMP materials could negatively impact the cost safety, tolerability, and efficacy of bomedemstat;
•
inability to supply clinical trial needs would delay our planned pivotal clinical trials; and
•
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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede our clinical development programs, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, inhibit our access to monitor and audit clinical sites, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section of this Quarterly Report on Form 10-Q.

Our business could be adversely affected by wars and related sanctions, supply chain interruptions or cost increases, including for example, the ongoing war between Russia and Ukraine.

Geopolitical uncertainties, including wars and related sanctions, could cause supply chain interruptions of our clinical trials, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. We currently contract with third parties outside of the United States for clinical development and manufacturing. Any disruption in development and production of our vendors outside the Unites States could cause inability to produce adequate quantities to meet our needs and impair our ability to operate our day-to-day business and continue development of our product candidates. Furthermore, we are exposed to the possibility of product supply chain disruptions and increased costs in the event of changes in the policies, political unrest and unstable economic conditions of the United States or foreign governments. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of our vendors could significantly delay our clinical development of product candidates and reduce third-parties’ or clinical researchers’ interest and support. While we do not presently rely to our knowledge on any suppliers in

Ukraine or Russia and do not have any current or planned clinical trial sites in Ukraine or Russia, it is possible that the ongoing war between Russia and Ukraine and related sanctions, supply interruptions and increases in cost will have an adverse effect on our business, financial condition and results of operations.

We compete with both approved therapeutic products and therapeutic candidates being developed by our competitors, most of which have significantly greater resources than we do.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will likely develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments currently under development that may enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of diseases and other conditions for which we may try to develop product candidates. Our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit or preclude our ability to develop or commercialize our product candidates. We believe that while our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains.

Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the therapeutics we develop. Our competitors may develop drugs that are more effective, more convenient, more widely used, less costly or have a better safety profile than our products in development and these competitors may also be more successful than us in manufacturing and marketing their products.

If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For bomedemstat, other companies are conducting research and development of potential therapies for ET, MF, PV, SCLC and acute myeloid leukemia.

For the treatment of MF, Incyte markets ruxolitinib in the United States, and Novartis markets the drug in the rest of the world. Bristol-Myers Squibb markets the JAK inhibitor fedratinib in the United States. The FDA has granted accelerated approval for pacritinib from CTI BioPharma in the United States. A number of companies are developing other product candidates for myeloproliferative neoplasms some with unique mechanisms of action. Among these companies are

AbbVie, Acceleron, Bristol-Myers Squibb, Epizyme, Fibrogen, Geron, GlaxoSmithKline, Incyte, Kartos, Merck, MorphoSys, Oryzon, PharmaEssentia, Protagonist, Roche, Salarius, Sierra Oncology, Spectrum, Taiho, Takeda, Vivid and 4SC.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we introduce to the market may be limited or unsuccessful. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

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

As of March 31, 2022, we had 39 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of any products, initiation or completion of our planned clinical trials or the potential commercialization of our lead product candidate or any other product candidates.

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

The cost to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities and/or to remediate and recover from a cyberattack could be significant, and could result in unexpected interruptions, delays, cessation of service, and other harm to our reputation, business and competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a cyberattack affects our or critical third parties’ IT Systems or results in the unauthorized release of confidential business or personal information, our reputation could be materially damaged. In addition, such a breach may require public disclosures and notifications to governmental agencies, the media or individuals pursuant to various privacy and security laws, and expose us to a risk of loss, including financial assets or litigation, regulatory investigations and potential damages, fines, penalties and other liability, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. Our insurance policies may or may not provide coverage of such losses or liability, and even if coverage applies, it may not fully reimburse us for all incurred losses and liability.

Our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and independent contractors, including principal investigators and their staffs, consultants, collaborators, sponsors of investigator-sponsored trials involving bomedemstat, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, investigator-sponsored trials or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for any approved product;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
initiation of investigations by regulators;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals, or labeling, marketing, or promotional restrictions;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources;
•
inability to raise sufficient capital;
•
the inability to commercialize any product candidate; and
•
a decline in our share price.

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

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We are continuing to build our internal chemistry, manufacturing and controls, biology and preclinical and clinical development capabilities to supplement activities conducted by third parties on our behalf. As part of this personnel build-out, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.

We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our company-sponsored studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA and/or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs, cause significant delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must inspect any manufacturers for cGMP compliance as part of our marketing application;
•
a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
•
our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•
our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products, if any;
•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•
our third-party manufacturers could breach or terminate their agreements with us;
•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
•
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, natural or man-made disasters, cyberattacks or economic distress; and
•
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

•
others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;

•
we or our future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
•
we or our future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our owned or licensed pending patent applications will not lead to issued patents;
•
issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
we cannot predict the scope of protection of any patent issuing based on our owned or licensed patent applications, including whether the patent applications that we own or in the future in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;
•
the claims of any patent issuing based on our owned or licensed patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•
if enforced, a court may not find that our owned or licensed patents are valid, enforceable and infringed;
•
we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights, which will be costly whether we win or lose;
•
we may be required to coordinate with licensors on enforcement of our patents;
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application and secure an issued patent covering such intellectual property;
•
we may fail to adequately protect and police our trademarks and trade secrets; and
•
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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•
issue warning letters;
•
impose civil or criminal penalties;
•
suspend or withdraw regulatory approval;
•
suspend any of our clinical trials;
•
refuse to approve pending applications or supplements to approved applications submitted by us;
•
impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•
seize or detain products, or require a product recall.

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

•
an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as Orphan Drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
a licensure framework for follow-on biologic products;
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
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

•
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
•
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
•
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
•
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
•
the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
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

•
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

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

•
announcements of regulatory approval or disapproval of our current or any future product candidates;
•
failure or discontinuation of any of our research and development programs;
•
announcements relating to any future licensing, collaboration or development agreements;
•
public misperception regarding the use of our product candidates or public concern about the safety of our product candidates;
•
acquisitions and sales of new products or product candidates, technologies or businesses;
•
manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;
•
quarterly variations in our results of operations or those of our competitors;
•
changes in earnings estimates or recommendations by securities analysts;
•
announcements by us or our competitors of new products or product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•
our commencement of, or involvement in, litigation;
•
changes in financial estimates or guidance;
•
any major changes in our board of directors or management;
•
market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•
political instability or war, including for example, from military invasions such as Russia's recent invasion of Ukraine and related sanctions, supply interruption and increases in costs; and
•
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

If we or our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of May 5, 2022, we had outstanding a total of 33,735,824 shares of common stock.

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

•
a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our board of directors to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•
the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
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

•
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
•
we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•
we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•
we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•
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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the U.S. Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

The rules, regulations, and investor expectations applicable to public companies could substantially increase our legal and financial compliance costs, make some activities more time-consuming and costly and divert the attention of our management and personnel from other business concerns. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026; (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if, among others, the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; or (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and our annual revenues exceed $100 million during such fiscal year; or (2) our annual revenues do not exceed $100 million during such fiscal year, and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Imago BioSciences, Inc.	8-K	001-40604	3.1	July 20, 2021
3.2	Amended and Restated Bylaws of Imago BioSciences, Inc.	8-K	001-40604	3.2	July 20, 2021
10.1	Offer of Employment Letter, dated March 23, 2022, by and between Imago BioSciences, Inc. and Michael H. Arenberg.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imago BioSciences, Inc.
Date: May 12, 2022	By:	/s/ Hugh Y. Rienhoff, Jr., M.D.
Hugh Y. Rienhoff, Jr., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Laura G. Eichorn
Laura G. Eichorn
Chief Financial Officer (Principal Financial and Accounting Officer)