Form 10-Q
period 2022-06-30
Imago BioSciences, Inc.
filed 2022-08-12
CIK 1623715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of August 5, 2022 was 33,741,648.

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

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	JUNE 30,	DECEMBER 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$22,772	$11,226
Short-term investments	167,238	206,184
Prepaid expenses and other current assets	2,562	3,894
Total current assets	192,572	221,304
Property and equipment, net	3	2
Other long-term assets	3,536	3,480
Total assets	$196,111	$224,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,584	$3,459
Accrued and other current liabilities	6,189	6,633
Total current liabilities	8,773	10,092
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of both June 30, 2022 and December 31, 2021; 33,737,873 and 33,531,743 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	330,951	327,387
Accumulated other comprehensive loss	(828)	(43)
Accumulated deficit	(142,788)	(112,653)
Total stockholders’ equity	187,338	214,694
Total liabilities and stockholders’ equity	$196,111	$224,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,677	$7,099	$22,179	$11,871
General and administrative	4,339	1,743	8,350	4,119
Total operating expenses	14,016	8,842	30,529	15,990
Loss from operations	(14,016)	(8,842)	(30,529)	(15,990)
Other income (expense), net:
Interest income	148	82	212	169
Other income (expense), net	127	(46)	182	(94)
Total other income, net	275	36	394	75
Net loss	$(13,741)	$(8,806)	$(30,135)	$(15,915)
Net loss per share, basic and diluted	$(0.41)	$(8.13)	$(0.89)	$(15.06)
Weighted-average shares used in computing net loss per share, basic and diluted	33,735,785	1,082,932	33,691,163	1,056,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
Net loss	$(13,741)	$(8,806)	$(30,135)	$(15,915)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(192)	8	(785)	20
Comprehensive loss	$(13,933)	$(8,798)	$(30,920)	$(15,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of January 1, 2022	33,531,743	$3	$327,387	$(43)	$(112,653)	$214,694
Exercise of stock options	201,940	—	454	—	—	454
Stock-based compensation	—	—	1,351	—	—	1,351
Other comprehensive loss	—	—	—	(593)	—	(593)
Net loss	—	—	—	—	(16,394)	(16,394)
Balance as of March 31, 2022	33,733,683	$3	$329,192	$(636)	$(129,047)	$199,512
Exercise of stock options	4,190	—	17	—	—	17
Stock-based compensation	—	—	1,742	—	—	1,742
Other comprehensive loss	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	(13,741)	(13,741)
Balance as of June 30, 2022	33,737,873	$3	$330,951	$(828)	$(142,788)	$187,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

(unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(LOSS) INCOME	DEFICIT	DEFICIT
Balance as of January 1, 2021	21,435,632	$162,612	1,030,023	$—	$1,561	$(3)	$(70,342)	$(68,784)
Stock-based compensation	—	—	—	—	319	—	—	319
Other comprehensive income	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,109)	(7,109)
Balance as of March 31, 2021	21,435,632	$162,612	1,030,023	$—	$1,880	$9	$(77,451)	$(75,562)
Exercise of stock options	—	—	57,036	—	107	—	—	107
Stock-based compensation	—	—	—	—	434	—	—	434
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(8,806)	(8,806)
Balance as of June 30, 2021	21,435,632	$162,612	1,087,059	$—	$2,421	$17	$(86,257)	$(83,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,135)	$(15,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,093	753
Amortization of premium and discounts on available-for-sale investments	(200)	92
Depreciation and amortization	2	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,332	(345)
Other long-term assets	28	293
Accounts payable	(875)	585
Accrued expenses and other current liabilities	(531)	286
Net cash used in operating activities	(27,286)	(14,247)
Cash flows from investing activities:
Purchases of available-for-sale investments	(90,799)	(33,701)
Proceeds from maturities of available-for-sale investments	129,160	36,177
Net cash provided by investing activities	38,361	2,476
Cash flows from financing activities:
Proceeds from exercise of stock options	471	107
Payment of deferred offering costs	—	(1,009)
Net cash provided by (used in) financing activities	471	(902)
Net increase (decrease) in cash and cash equivalents	11,546	(12,673)
Cash and cash equivalents at beginning of period	11,226	19,266
Cash and cash equivalents at end of period	$22,772	$6,593
Supplemental disclosure of cash information:
Cash paid for taxes	$262	$39
Supplemental disclosure of non-cash information:
Deferred financing costs included in accrued and other current liabilities	$87	$419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of the Business

Description of the Business

Imago BioSciences, Inc., or Imago, or the Company, was incorporated on March 28, 2012 as a Delaware corporation and is headquartered in South San Francisco, California. The Company is a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. The Company is focused on improving the quality of life for patients with cancer and bone marrow diseases in addition to prolonging their lives. The Company’s lead product candidate is bomedemstat for the treatment of myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. The Company is pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. In 2021, the Company completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of MF and in 2022, the Company completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of ET. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET will be eligible to transition.

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

Liquidity and capital resources

The Company has incurred net losses and cash out flows from operations since inception and as of June 30, 2022, has an accumulated deficit of $142.8 million. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $190.0 million, which are available to fund future operations.

Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise capital to fully implement its business plan. The Company has historically financed its operations primarily with the proceeds from the issuance of its convertible preferred stock and to a lesser extent debt financing, in each case prior to the IPO and from sale of shares of common stock in the IPO and the concurrent Private Placement. The Company may raise additional capital through additional equity financings, debt financings or other sources. Based on projected activities, management believes that its existing cash, cash equivalents and short-term investments as of June 30, 2022, will be sufficient to support operations for at least the next 12 months following issuance of these unaudited condensed consolidated financial statements.

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

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Coronavirus pandemic

The Company's management is actively monitoring the global situation for potential effects on the Company's financial condition, liquidity, operations, suppliers, industry and workforce. Given the volatility and evolution of the continuing COVID-19 pandemic and the evolving global responses to curb rates of infection from new strains, such as Omicron, rates of hospitalization and death, and to enhance the global rates of full vaccination and availability of vaccine boosters and COVID-19 treatments, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of operations, financial position and liquidity in 2022.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, certain prepaid assets and accrued liabilities for research and development activities, valuation of deferred tax assets, the fair values of common and convertible preferred stock prior to the IPO and the fair value of stock options. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of June 30, 2022, and the interim condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2022, and 2021 and interim condensed consolidated statements of cash flows for the six months ended June 30, 2022, and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three and six month periods are also unaudited. The condensed results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40604), as filed with the Securities and Exchange Commission, or the SEC, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel-related costs, including stock-based compensation, laboratory supplies, clinical studies and related clinical manufacturing costs, fees paid to other entities to conduct certain research and development activities on the Company’s behalf, as well as allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

The Company estimates preclinical and clinical study research expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued and other current liabilities in the unaudited condensed consolidated balance sheets. These costs are a component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes significant judgments and estimates in determining the accrued and other current liabilities balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed have varied and may vary in the future from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued costs could materially affect the Company’s results of operations.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify the accounting for income taxes. The guidance eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, this new standard was effective for the Company for its fiscal year beginning January 1, 2022. The Company adopted the standard on January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, this new standard will become effective for the Company in the fiscal year beginning January 1, 2023 and must

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of June 30, 2022, and December 31, 2021, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to the short-term nature of these items. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$20,281	$—	$—	$20,281
Commercial paper	—	138,816	—	138,816
U.S. treasury securities	—	28,422	—	28,422
Total financial assets	$20,281	$167,238	$—	$187,519

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	—	4,499	—	4,499
Commercial paper	—	187,749	—	187,749
U.S. treasury securities	—	16,024	—	16,024
Total financial assets	$7,794	$208,272	$—	$216,066

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

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There were no transfers in or out of Level 3 of the fair value hierarchy during the periods presented.

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale debt securities by major security type:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$20,281	$—	$—	$20,281
Commercial paper	139,462	—	(646)	138,816
U.S. treasury securities	28,604	—	(182)	28,422
Total financial assets	$188,347	$—	$(828)	$187,519

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	4,500	—	(1)	4,499
Commercial paper	187,789	17	(57)	187,749
U.S. treasury securities	16,026	—	(2)	16,024
Total financial assets	$216,109	$17	$(60)	$216,066

The following table summarizes the classification of the Company’s available-for-sale debt securities at fair value:

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash equivalents	$20,281	$9,882
Short-term investments	167,238	206,184
Total cash equivalents and short-term investments	$187,519	$216,066

The following table summarizes the fair values of the Company’s available-for-sale debt securities by contractual maturity:

	June 30,	December 31,
	2022	2021
	(in thousands)
Within one year	$187,519	$216,066
Total cash equivalents and short-term investments	$187,519	$216,066

There were no impairments of available-for-sale debt securities considered “other-than-temporary” during the three and six months ended June 30, 2022 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis.

5. Balance Sheet Components

Accrued and Other Current Liabilities

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued research and development	$3,602	$4,213
Compensation and related benefits	2,006	1,881
Accrued professional service fees	217	207
Other	364	332
Total accrued and other current liabilities	$6,189	$6,633

6. Commitments and Contingencies

Operating Leases

As of June 30, 2022 and December 31, 2021, the Company has cancellable operating lease agreements with lease terms of less than 12 months. For the three months ended June 30, 2022 and 2021, rent expense was $18,000 and $20,000, respectively. For the six months ended June 30, 2022 and 2021, rent expense was $40,000 and $50,000, respectively.

As of June 30, 2022, the Company has one non-cancellable operating lease with a two-year term that is immaterial.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022, and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded related liabilities.

7. Equity

Common Stock

The Company reserved the following shares of common stock, on an as-if converted basis, for issuance as follows:

	June 30,	December 31,
	2022	2021
Options outstanding under the 2021 Equity Incentive plan	4,392,261	4,028,461
Options available for future grant	3,780,239	2,673,582
Reserved for employee stock purchase plan	685,317	350,000
Total	8,857,817	7,052,043

8. Stock-Based Compensation

2012 Equity Incentive Plan

In October 2012, the Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, under which 238,095 shares of the Company’s common stock were initially reserved for issuance to employees, directors and consultants.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company initially reserved 3,450,000 shares of common stock for issuance under the 2021 Plan. The number of shares initially reserved will be increased by (i) any shares available for issuance under the 2012 Plan as of the day before the IPO, (ii) any shares that are subject to the 2012 Plan that become available for issuance under the 2012 Plan and (iii) the annual increase on January 1 of each year, beginning January 1, 2022, and continuing through and including January 1, 2031, by 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Company's board of directors. As of June 30, 2022, there were 3,780,239 shares available for grant under the 2021 Plan.

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The purpose of the ESPP is to assist employees of the Company in acquiring a stock ownership interest in the Company, to help such employees provide for their future security and to encourage them to remain in the employment of the Company. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The compensation committee of the board of directors administers the Company’s ESPP.

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees is 4,703,469 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP increases automatically each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. As of June 30, 2022, the Company has reserved 685,317 shares of common stock under the ESPP. There are two ESPP offering periods each year and the first offering period started on June 1, 2022. Each offering period has one purchase period which occurs every six months. There were no shares issued under the ESPP during the three and six months ended June 30, 2022.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Option Activity

Stock option activity under the 2012 Plan and the 2021 Plan was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2022	2,673,582	4,028,461	$8.81	8.40	$60,089
Authorized	1,676,587	—	—
Granted	(631,520)	631,520	17.67
Exercised	—	(206,130)	2.29
Cancelled	61,590	(61,590)	19.65
Outstanding as of June 30, 2022	3,780,239	4,392,261	$10.24	8.25	$26,189
Exercisable as of June 30, 2022		1,527,275	$3.58	6.71	$15,328

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $13.39 as of June 30, 2022.

The total intrinsic value of options exercised during the three and six months ended June 30, 2022 was $0.1 million and $3.9 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2021 was $0.3 million. Such intrinsic value of options exercised is the difference between the fair value of Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant-date fair value per share for stock options granted during the three months ended June 30, 2022 and 2021 was $9.88 and $4.21, respectively. The weighted-average grant-date fair value per share for stock options granted during the six months ended June 30, 2022 and 2021 was $12.10 and $2.82, respectively.

Determining Fair Value

The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.5 - 6.1	6.1	5.5 - 6.1	5.9 - 6.1
Expected volatility	77.1%	67.7%	77.1% - 78.1%	67.7% - 69.9%
Risk-free interest rate	2.8% - 3.3%	1.0%	1.7% - 3.3%	0.6% - 1.1%
Expected dividend yield	—%	—%	—%	—%

Each of these inputs is subjective and generally requires significant judgment.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is based on the mid-point between the contractual term and vesting period.

Volatility—The Company determines volatility based on the historical volatilities of comparable publicly traded life science companies over a period equal to the expected term because it does not have sufficient trading history for its common stock price. The comparable companies were chosen based on the similar size, stage in the life cycle, or area of specialty. The Company will continue to apply this process until sufficient historical information regarding volatility on its own stock becomes available.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Risk-Free Interest Rate—The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Dividend Yield—The Company has never paid and has no plans to pay any dividends on its common stock. Therefore, the Company has used an expected dividend yield of zero.

Stock-Based Compensation

Total stock-based compensation recognized for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$710	$131	$1,363	$188
General and administrative	1,032	303	1,730	565
Total stock-based compensation expense	$1,742	$434	$3,093	$753

As of June 30, 2022, total unrecognized stock-based compensation expense is approximately $22.5 million, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 2.9 years.

9. Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company did not record any income tax expense. The U.S. federal and state deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

10. Net Loss Per Share

The following potentially dilutive shares, including all outstanding stock options, were excluded from the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	21,435,632	—	21,435,632
Outstanding stock options	4,392,261	3,171,061	4,392,261	3,171,061
Total	4,392,261	24,606,693	4,392,261	24,606,693

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
•
our clinical and regulatory development plans and timelines;
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
•
our intentions with respect to the potential commercialization of our product candidates;
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
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital on reasonable terms;
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
•
our unpredictable operating results, due to, for example, general economic conditions in the United States and abroad;
•
our business’s dependence on development, regulatory approval and commercialization of our product candidates;
•
difficulties in enrolling patients and risks of substantial delays in our clinical trials;

•
our minimal control over product candidates in investigator-initiated clinical trials;
•
uncertainties in the cost and outcomes of our clinical studies and the acceptance for presentation at medical meetings of data from our clinical studies;
•
uncertainties in the regulatory review and approval of our product candidates if our pivotal studies are positive;
•
potentially material changes to the interim, top-line and preliminary data from our clinical trials;
•
potential undesirable effects of our product candidates and safety or supply issues, in each case with respect to our product candidates alone or in combination with other compounds or products;
•
our potential inability to obtain and maintain orphan drug designation in the U.S. and other territories and delays in approvals despite FDA Fast Track designation;
•
risks related to clinical trials outside of the United States;
•
our need to manufacture adequate supplies, including multiple batches, of bomedemstat using a commercial current Good Manufacturing Practice;
•
risks related to COVID-19 or other pandemics, natural disasters and wars;
•
risks related to competition;
•
difficulties in expanding our organization and managing growth, attracting and retaining senior management and key scientific personnel and establishing sales and other commercialization functions;
•
risks related to information technology systems and cybersecurity;
•
risks related to misconduct of our employees and independent contractors;
•
risks related to hazardous materials and our compliance with environmental laws and regulations;
•
risks related to litigation and other claims;
•
risks related to reliance on third parties to conduct and support preclinical studies and clinical trials, and to manufacture our product candidates;
•
risks related to third-party intellectual property infringement claims and our ability to obtain, assert and defend our own intellectual property;
•
risks related to governmental policies and regulations including with respect to drug prices, market access and reimbursement, and changes thereof;
•
risks related to our common stock;
•
risks related to our public company, “emerging growth company” and “smaller reporting company” status;
•
risks related to material weaknesses and failure to maintain effective internal control over financial reporting; and
•
other risks and uncertainties, including those listed in the section titled “Risk Factors” in this report and in our Annual Report.

You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference herein or have filed as exhibits herewith completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are essential thrombocythemia, or ET, myelofibrosis, or MF, and polycythemia vera, or PV. We have completed enrollment (N=73) in a Phase 2 clinical trial of bomedemstat for the treatment of ET and have also completed enrollment (N=89) for a Phase 2 clinical trial of bomedemstat for the treatment of MF. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned. Patients from our ongoing Phase 2 trial in ET will be eligible for transition into the Extension Study as well.

In our Phase 2 clinical trial in ET through April 29, 2022, interim and unaudited data from 67 patients demonstrate that bomedemstat has been generally well tolerated with an encouraging safety profile. 67% (16/24) of patients demonstrated a net decrease in mutant allele frequencies including mutations in both CALR and JAK2. Of the patients treated with bomedemstat:

•
94% (30/32) achieved a platelet count reduction to ≤400 x 109/L with no thromboembolic events, the primary efficacy endpoint of this study;
•
81% (26/32) achieved a durable response, defined as platelet count of ≤400 x 109/L for at least 12 weeks;
•
58% (18/31) experienced symptomatic improvement, defined as a decrease in Total Symptom Score (TSS) at Week 24;
•
32% (10/31) showed improvements of ≥10 points, one component of the ELN criteria for clinical response; and
•
Platelet response rates were similar across all genotypes identified in the study.

In our Phase 2 clinical trial in advanced MF through April 29, 2022, interim and unaudited data from 89 patients demonstrate that bomedemstat has been generally well tolerated with an encouraging safety profile in this patient population. Of the evaluable patients at 24 weeks:

•
55% (28/51) showed a decrease in TSS;
•
22% (11/51) showed a ≥50% decrease in TSS;
•
64% (32/50) showed spleen volume reductions;
•
52% (36/69) of patients had a decrease in mutant allele frequencies (MAFs) including driver mutations (e.g., JAK2) with the greatest reduction in ASXL1, a mutation conferring a high risk of developing leukemia;
•
90% (37/41) of transfusion-independent patients had stable or improved hemoglobin at Week 12;
•
85% (50/59) of patients had an improved (19/59) or stable (31/59) bone marrow fibrosis score post-baseline; and
•
No new mutations or transformation to acute myeloid leukemia (AML) in patients with high risk of progression.

We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinase (JAK).

Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. We expect alignment with the FDA on a protocol for a Phase 3 registrational trial for the treatment of ET in the second half of 2022. Based on discussions with FDA in December 2021, we believe a two-arm trial comparing bomedemstat to best available therapy (BAT) may provide the basis for regulatory approval for the second-line treatment of ET. Subject to final review of the Phase 3 protocol, we have alignment on the study population of patients with ET, viz., those patients who are intolerant of or have an inadequate response to hydroxyurea, the agents in the BAT control arm, and the composite primary endpoint of durable normalization of platelet and white counts in the absence of thrombosis or clinically relevant bleeding events and progression to MF or AML. Based on discussions with FDA in June 2022, we believe we have alignment with the agency on the proposed instruments to assess patient-reported symptoms and outcomes for key secondary endpoints. In addition, we expect the two ongoing investigator-initiated studies, or IIS, for the treatment of PV and small cell lung cancer, or SCLC to continue to enroll patients. We expect initiation of enrollment in an investigator-initiated Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF in the coming months.

Since our inception in 2012, we have devoted the majority of our efforts to business planning, research, and development of our lead product candidate, bomedemstat, primarily by conducting preclinical studies and clinical trials, raising capital and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock (all shares of preferred stock have been converted to shares of common stock), and more recently, through our initial public offering, or IPO, of shares of common stock where we issued and sold 9,660,000 shares of our common stock, including full exercise of the underwriters’ overallotment option, at a public offering price of $16.00 per share, less underwriting discounts, and commissions. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a private placement, or the Private Placement, for net proceeds of $20.0 million.

We have incurred recurring losses since our inception, including net losses of $13.7 million and $8.8 million for the three months ended June 30, 2022 and 2021, respectively, and net losses of $30.1 million and $15.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $142.8 million and cash and cash equivalents and short-term investments of $190.0 million.

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

By managing elevated platelets, the primary risk factor for thrombosis in ET, we believe bomedemstat has the potential to address a poorly met need in the ~20% of ET patients who are intolerant of or resistant to hydroxyurea, the current standard-of-care. We have completed enrollment in our Phase 2 clinical trial in ET with a total of 73 patients enrolled. As of April 29, 2022, of the 32 patients treated with bomedemstat for more than 24 weeks, 94% (30/32) achieved a platelet count reduction to ≤400 x 109/L with no thromboembolic events, the primary efficacy endpoint of this study; 81% (26/32) achieved a durable response defined as platelet count of ≤400 x 109/L for at least 12 weeks.

Based on discussions with FDA in December 2021, we believe a two-arm trial comparing bomedemstat to best available therapy (BAT) may provide the basis for regulatory approval for the second-line treatment of ET. Subject to final review of the Phase 3 protocol, we have alignment on the study population of patients with ET, viz., those patients who are intolerant of or have had an inadequate response to hydroxyurea, the agents in the BAT control arm, and the composite primary endpoint of durable normalization of platelet and white counts in the absence of thrombosis or clinically relevant bleeding events or progression to MF or AML. Based on completion of enrollment for the Phase 2 clinical trial in ET, and subsequent End of Phase 2 meeting, we expect to submit a protocol for a registrational Phase 3 pivotal program in 2022 with the first patient dosed thereafter. With positive results from the pivotal clinical program, we would expect to submit applications for regulatory approval with the FDA and the EMA for ET.

To enable the collection of long-term safety and pharmacodynamic data of patients on bomedemstat, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET will be eligible to transition.

∎	Advancing Bomedemstat to Regulatory Approval for Myelofibrosis

We believe there is significant unmet need for a disease modifying therapy, particularly in the initial addressable patient population of patients with MF whose disease is not adequately managed with ruxolitinib. We completed enrollment in our Phase 2 clinical trial of bomedemstat monotherapy in 89 patients with advanced MF as of May 17, 2021. Patients treated with bomedemstat in this study demonstrated improvements in symptom scores, fibrosis, spleen volumes, and anemia. 52% of patients had a decrease in mutant allele frequencies including driver and high molecular risk (HMR) mutations such as ASXL1, with no new mutations or transformation to AML in patients with a high-risk of progression. Additionally, bomedemstat has been generally well-tolerated.

Of the evaluable patients at 24 weeks:

•
55% (28/51) showed a decrease in TSS;
•
22% (11/51) showed a ≥50% decrease in TSS;
•
64% (32/50) showed spleen volume reductions;
•
52% (36/69) of patients had a decrease in mutant allele frequencies (MAFs) including driver mutations (e.g., JAK2) with the greatest reduction in ASXL1,a mutation that confers a high risk of developing leukemia;
•
90% (37/41) of transfusion-independent patients had stable or improved hemoglobin at Week 12;
•
85% (50/59) of patients had an improved (19/59) or stable (31/59) bone marrow fibrosis score post-baseline; and
•
No new mutations or transformation to acute myeloid leukemia (AML) in patients with high risk of progression.

We believe these encouraging data support continued clinical development of bomedemstat for the treatment of MF.

In addition, we plan to support an investigator-sponsored clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF. This trial will include both patients with MF who have not received any prior treatment with a JAK inhibitor, as well as those currently receiving ruxolitinib, but not achieving adequate symptom control or spleen volume reduction.

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

To enable the collection of long-term safety and pharmacodynamic data of patients on bomedemstat, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET will be eligible to transition.

∎	Developing Bomedemstat and Other Novel LSD1-Targeting Product Candidates for Additional Indications, Including Polycythemia Vera, Hemoglobinopathies and Solid Tumors

LSD1 inhibition modulates the proliferation of malignant blood cells and we believe it therefore represents a viable therapeutic approach to treating PV, an MPN characterized by the excessive production of red blood cells. While there are some available treatments for PV, namely, phlebotomy for low-risk patients, hydroxyurea for high-risk patients, and ruxolitinib for second and third line patients, there are no therapies that cure or modify the disease course. We believe bomedemstat represents a novel therapeutic option for this patient population; as an LSD1 inhibitor, the product candidate has the potential to address the significant unmet need for a disease-modifying therapy. An ongoing investigator-sponsored Phase 2 trial is evaluating bomedemstat in patients with PV who have failed at least one standard therapy and we are planning to conduct a company-sponsored Phase 2 trial of bomedemstat in a similar PV patient population.

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

We currently own worldwide rights to bomedemstat, as well as our pipeline of novel, internally-discovered LSD1 inhibitors. We currently plan to retain the rights to our programs to maximize the therapeutic potential of our pipeline and to allow for selective engagement in terms of entering into strategic partnerships.

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

As a result of the COVID-19 pandemic and policy responses, we continue to assess the impact of the COVID-19 pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials, including the recent resurgence of COVID-19. We have assessed both capacity and the current clinical supply chain associated with the production of bomedemstat and have observed no disruptions to our ability to provide supply for our ongoing clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2021, and for the six months ended June 30, 2022, we are unable to predict the impact that COVID-19 will have on our results of operations and financial condition in future periods.

See the section titled “Risk Factors” of this Quarterly Report on Form 10-Q for a further discussion of the potential adverse impact of COVID-19 on our business.

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

Our research and development expenses for the three and six months ended June 30, 2022 and 2021 were primarily incurred in connection with the development of our most advanced product candidate, bomedemstat. However, we have not historically tracked research and development expenses by program other than direct external expenses in conducting Phase 2 clinical trials for ET and MF. We typically have various early-stage research and drug discovery projects as well as potentially various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021. The external research and development costs are attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses consist primarily of:

▪
expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
▪
the cost of acquiring and manufacturing clinical trial and other materials; and
▪
other costs associated with development activities.

Our internal research and development costs consist primarily of personnel-related costs, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline of product candidates. Included within personnel-related costs is non-cash stock-based compensation expense of $0.7 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $0.2 million for the six months ended June 30, 2022, and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Direct External Expenses:
Clinical-stage programs:
Phase 2 for MF	$829	$996	$2,303	$1,647
Phase 2 for ET	1,236	913	2,624	1,704
Phase 2 extension study (MF/ET)	779	82	1,528	82
Clinical pharmacology studies	245	110	664	365
Other	333	54	464	108
Total clinical-stage programs	3,422	2,155	7,583	3,906
All manufacturing costs	2,143	3,196	6,772	5,001
Preclinical programs	151	576	270	779
Unallocated Internal Expenses:
Personnel-related and other	3,961	1,172	7,554	2,185
Total research and development expenses	$9,677	$7,099	$22,179	$11,871

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, finance, and other administrative functions. General and administrative expenses also include professional fees paid for accounting, audit, legal and tax services, allocated expenses for insurance and other general and administrative costs.

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to support our research and development activities, grow our business and, if our lead product candidate receives marketing approval, engage in commercialization activities. We also expect to increase the size of our administrative function to support the growth of our business.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense), net consists of amortization of premiums and discounts on our available-for-sale investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Dollar	Percentage
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$9,677	$7,099	$2,578	36%
General and administrative	4,339	1,743	2,596	149%
Total operating expenses	14,016	8,842	5,174	59%
Loss from operations	(14,016)	(8,842)	(5,174)	59%
Other income (expense), net:
Interest income	148	82	66	80%
Other income (expense), net	127	(46)	173	(376%)
Total other income, net	275	36	239	664%
Net loss	$(13,741)	$(8,806)	$(4,935)	56%

Research and Development Expenses

Research and development expenses were $9.7 million for the three months ended June 30, 2022, compared to $7.1 million for the three months ended June 30, 2021. The increase of $2.6 million was primarily due to:

▪
an increase of $2.8 million in personnel-related costs primarily due to increase in the number of research and development employees, including an increase of $0.7 million in stock-based compensation expense, as we ramped up our operations;
▪
an increase of $0.7 million related to the commencement of a Phase 2 extension study started in the second half of 2021 for the long-term follow-up of patients from the MF and ET clinical trials; and
▪
partially offset by a decrease of $1.1 million in manufacturing costs primarily related to drug supplies for our clinical trials.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2022, compared to $1.7 million for the three months ended June 30, 2021. The increase of $2.6 million was primarily due to an increase of $0.7 million in professional fees attributable to accounting, legal and audit costs, $0.7 million in insurance expense associated with public company operations, and $1.0 million in compensation and personnel-related costs, including an increase of $0.7 million in stock-based compensation expense, as a result of increased headcount.

Interest Income

Interest income was $148,000 for the three months ended June 30, 2022, compared to $82,000 for the three months ended June 30, 2021. The increase, compared to the three months ended June 30, 2021, was primarily due to the higher average investment balances from the cash proceeds from our IPO in July 2021.

Other Income (Expense), Net

Other income (expense), net was an income of $127,000 for the three months ended June 30, 2022, compared to an expense of $46,000 for the three months ended June 30, 2021. The change of $173,000 in other income (expense), net was primarily due to the amortization of premium and discounts on our available-for-sale investments for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		Dollar	Percentage
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$22,179	$11,871	$10,308	87%
General and administrative	8,350	4,119	4,231	103%
Total operating expenses	30,529	15,990	14,539	91%
Loss from operations	(30,529)	(15,990)	(14,539)	91%
Other income (expense), net:
Interest income	212	169	43	25%
Other income (expense), net	182	(94)	276	(294%)
Total other income, net	394	75	319	425%
Net loss	$(30,135)	$(15,915)	$(14,220)	89%

Research and Development Expenses

Research and development expenses were $22.2 million for the six months ended June 30, 2022, compared to $11.9 million for the six months ended June 30, 2021. The increase of $10.3 million was primarily due to:

▪
an increase of $5.4 million in personnel-related costs primarily due to increase in the number of research and development employees, including an increase of $1.2 million in stock-based compensation expense, as we ramped up our operations;
▪
an increase of $1.8 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by formulation development work and the production of clinical trial materials to support ongoing and new clinical trials;
▪
an increase of $1.4 million related to the commencement of a Phase 2 extension study started in the second half of 2021 for the long-term follow-up of patients from the MF and ET clinical trials;
▪
an increase of $0.9 million in Phase 2 clinical activities for ET due to an increased patient enrollment rate in 2022 in our ET clinical trial; and
▪
an increase of $0.7 million in Phase 2 clinical activities for MF due to approaching clinical study database lock and other back-end study activities, and increased consulting expenses to support the clinical operations team for these ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the six months ended June 30, 2022, compared to $4.1 million for the six months ended June 30, 2021. The increase of $4.3 million was primarily due to an increase of $1.3 million in professional fees attributable to accounting, legal and audit costs, $1.5 million in insurance expense associated with public company operations, and $1.4 million in compensation and personnel-related costs, including an increase of $1.2 million of stock-based compensation expense, as a result of increased headcount.

Interest Income

Interest income was $212,000 for the six months ended June 30, 2022, compared to $169,000 for the six months ended June 30, 2021. The increase, compared to the six months ended June 30, 2021, was primarily due to the higher average investment balances from the cash proceeds from our IPO in July 2021.

Other Income (Expense), Net

Other income (expense), net was an income of $0.2 million for the six months ended June 30, 2022, compared to an expense of $0.1 million for the six months ended June 30, 2021. The change of $0.3 million in other income (expense), net was primarily due to the amortization of premium and discounts on our available-for-sale investments for the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock, including proceeds from our issuance and sale of convertible promissory notes as well as sale of shares of our common stock in our IPO and a concurrent Private Placement. From our inception through June 30, 2022, we have raised aggregate net cash proceeds of $164.8 million. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in a Private Placement for net proceeds of $20.0 million. As of June 30, 2022, we had available cash, cash equivalents and short-term investments of $190.0 million.

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
▪
the cost of manufacturing bomedemstat, our other product candidates and any future products, including supply for clinical and non-clinical development as well as potential commercial use;
▪
the cost of building a commercial organization in anticipation of potential product commercialization;
▪
the cost of commercialization activities, including marketing, sales and distribution costs;
▪
our ability to establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreements;
▪
any product liability or other lawsuits or disputes related to our products or product candidates;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(27,286)	$(14,247)
Cash provided by investing activities	38,361	2,476
Cash provided by (used in) financing activities	471	(902)
Net increase (decrease) in cash and cash equivalents	$11,546	$(12,673)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $27.3 million, which consisted of a net loss of $30.1 million and $0.2 million in amortization of premium and discounts on our available-for-sale investments, partially offset by $3.1 million in non-cash charges related primarily to stock-based compensation. The net change in our operating assets and liabilities was immaterial primarily due to a decrease of $1.4 million in accrued and other current liabilities and accounts payable mainly related to pre-clinical and clinical expenses and a decrease of $1.4 million in prepaid expenses and other current assets due to the amortization of prepaid insurance expenses related to public company operations for the six months ended June 30, 2022.

Cash used in operating activities for the six months ended June 30, 2021 was $14.2 million, which consisted of a net loss of $15.9 million, partially offset by a $0.8 million net change in our net operating assets and liabilities, $0.8 million in non-cash charges related primarily to stock-based compensation. The net change in our operating assets and liabilities was primarily due to an increase of $0.6 million in accounts payable due to timing difference of processing invoices, an increase of $0.3 million in accrued and other current liabilities, a decrease of $0.3 million in other long-term assets, which were partially offset by an increase of $0.4 million in prepaid expenses and other current assets due to the timing of payments.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $38.4 million, which consisted of $129.2 million related to proceeds from maturities of available-for-sale securities, partially offset by $90.8 million of purchases of available-for-sale securities.

Cash provided by investing activities for the six months ended June 30, 2021 was $2.5 million, which consisted of proceeds of $36.2 million from maturities of investments, partially offset by $33.7 million related to purchases of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $0.5 million from net proceeds from exercise of stock options.

Cash used in financing activities for the six months ended June 30, 2021 was $0.9 million, which consisted of payments of deferred IPO costs of $1.0 million, partially offset by net proceeds of $0.1 million from exercise of stock options.

Other Commitments and Obligations

We enter into contracts in the normal course of business with contract research organizations for preclinical studies, clinical trials and other services, which are generally cancellable upon written notice.

As of June 30, 2022, we had no material non-cancellable purchase commitments. We have generally contracted on a purchase order basis, and we were unable to estimate all payments under our existing contracts.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management identified a material weakness, in aggregate, in our internal control over financial reporting with respect to a failure in the design and implementation of controls over the third-party vendor accruals for preclinical and clinical study research expenses.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements or related disclosures will not be prevented or detected on a timely basis.

Despite the existence of this material weakness, we have conducted additional post-closing review procedures as a result of which we have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows as of, and for the periods presented in this Quarterly Report on Form 10-Q.

Management's plan to remediate the material weakness

We have developed a remediation plan to address the material weakness described above and to improve our internal control over financial reporting. The plan includes:

•
including finance personnel in meetings with clinical and preclinical vendors with explicit focus on confirmation of work completed through the end of the period, status of open purchase orders and as applicable, confirmation of out of scope work and pending change orders;
•
adding incremental internal clinical and preclinical team review of vendor confirmations;
•
hiring additional qualified accounting personnel with extensive preclinical and clinical accrual experience to enhance documentation and review process;
•
increasing the frequency and/or formalization of internal finance and clinical and preclinical team meetings to discuss and validate information received from vendors; and
•
expanding internal education for the preclinical and clinical teams to provide additional trainings regarding the Sarbanes-Oxley Act and internal control over financial reporting, and enhancing trainings for project managers regarding a thorough review and substantiation of percentage of work completed.

Although we believe that these measures will be sufficient to remediate the material weakness, remediation will not be completed until testing in connection with our annual evaluation of the effectiveness of our internal control over financial reporting.

Except for changes described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
Our operating results may fluctuate significantly, due to, for example, general economic conditions in the United States and abroad.
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
▪
Interim and preliminary data from our clinical trials may change and could result in material changes in the final data.
▪
Our product candidates or any future product candidates may be associated with undesirable side effects or adverse events. We may develop certain of our current and future product candidates in combination with other therapies, which may result in safety or supply issues that may delay or prevent development and approval of our product candidates.

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
▪
The FDA may not accept data from clinical trials conducted outside of the United States and regulatory authorities in other countries may not accept data from clinical trials conducted outside of certain countries or territories.
▪
The inability of our contract manufacturers to meet the current Good Manufacturing Practice.
▪
Our business has been and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic or other disease outbreaks in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic or another disease outbreak could adversely affect our operations, as well as the business or operations of our manufacturers or other third parties with whom we conduct business.
▪
Our business could be adversely affected by wars and related sanctions, supply chain interruptions or cost increases, including for example, the war between Russia and Ukraine.
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
▪
Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our results of operations and expose us to legal liability.
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
▪
If we are unable to obtain, maintain and enforce intellectual property protection directed to our current and any future products and technologies that we develop, others may be able to make, use or sell drugs or combination therapies substantially the same as ours, which could adversely affect our ability to compete in the market.
▪
Third parties may claim that our product candidates infringe their intellectual property rights, and we may also be subject to other intellectual property related claims by our employees, contractors, competitors or other third parties.
▪
Risks related to our licensing and co-licensing arrangements with third parties and our ability to procure such arrangements on favorable terms, if at all.
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
▪
We have identified a material weakness in our internal control over financial reporting and may experience additional material weaknesses in the future. Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements and adversely affect our stock price.

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

We have had significant operating losses since our inception. Our net losses for three months ended June 30, 2022, and 2021 were $13.7 million and $8.8 million, respectively, and $30.1 million and $15.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $142.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until a product candidate is clinically tested, approved for commercialization, and successfully marketed. Bomedemstat and our other product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop bomedemstat, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities, and as we incur costs as a public company. Even if successful, we may never generate revenues that are significant or large enough to achieve and subsequently sustain profitability.

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

As of June 30, 2022, we had capital resources consisting of cash, cash equivalents and short-term investments of $190.0 million. However, our operating plans and other demands on our capital resources may change as a result of many factors, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, timing and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials;
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
•
any product liability or other lawsuits related to our business, products or product candidates;
•
the expenses needed to attract, hire and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•
the timing, receipt and amount of sales of any future approved products, if any; and
•
the impact of the COVID-19 or another disease outbreak, which may exacerbate the magnitude of the factors discussed above.

Until and unless we can generate substantial revenues, we expect to finance our cash needs with existing cash on hand, including proceeds from our initial public offering, and through a combination of equity offerings and debt financings, and potentially through license and development agreements or strategic partnerships or collaborations with third parties. Such financing may result in dilution to stockholders or granting of rights superior to those of existing stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may adversely affect our business, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

In addition, we may seek additional capital even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on favorable terms, if at all. Current capital market conditions are not favorable for issuers and if we decided to seek additional capital, such conditions could adversely impact our cost of capital.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•
general economic conditions in the United States and abroad, including as a result of an economic recession or depression, inflation and rising cost of operations, and higher interest rates and cost of capital;
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
•
the cost of manufacturing, as well as our or our contractors’ ability to manufacture sufficient supplies of products and product candidates in compliance with applicable laws and current good manufacturing practices, in a reasonable timeframe, including building out inventory in advance of any commercial launch, and the terms of any agreements we enter into with third-party suppliers;
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

Lysine-specific demethylase-1, or LSD1, inhibition is a novel therapeutic approach, which exposes us to certain risks. For example, we may discover significant safety events or that our product candidates do not possess certain properties required for therapeutic effectiveness, or that even if found to be effective in one type of disease, a product candidate, or the therapeutic approach, is not effective in other diseases. In addition, given the novel nature of this therapeutic approach, designing preclinical studies and clinical trials to demonstrate the effect of the product candidates is complex and exposes us to significant risks.

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

We will be required to identify and enroll a sufficient number of patients for each of our clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such patients adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or a foreign regulatory authority. In addition, the process of finding and diagnosing patients may prove more costly than our current estimates.

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of clinical trial sites and patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a competing trial and some clinical investigators who might have opted to participate in our trial may instead dedicate their time and resources to a competing trial. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Furthermore, certain conditions for which we plan to evaluate our current product candidates are rare diseases with limited patient pools from which to recruit for clinical trials. For example, our lead product candidate, bomedemstat, is currently being evaluated in clinical trials in patients with myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, the speed at which we are able to recruit clinical investigators and complete clinical trial start-up activities such as contracting and training of clinical trial staff, as well as completion of required procedures and assessments and follow-up periods.

The eligibility criteria of our clinical trials, once established, will limit the pool of available trial participants. If patients are unwilling to participate in our clinical trials for any reason, including the existence of other approved therapies or concurrent clinical trials for similar patient populations, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed or never occur. Our inability to recruit sufficient clinical investigators and enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely and expect to continue to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our future clinical trials and they may fail to meet our expectations for such proper and timely conduct. While we have entered into and intend to enter into additional agreements governing CRO's services, we have limited influence over their actual performance.

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
•
the COVID-19 or another disease outbreak, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow-up visits, challenges with auditing or monitoring clinical sites or changes to trial protocols;
•
inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
the FDA or foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
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
•
adding a sufficient number of clinical trial sites on a timely basis; or
•
obtaining sufficient product supply of product candidates for use in preclinical studies or clinical trials from third-party suppliers.

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

Further, conducting clinical trials in foreign countries, as we currently do and plan to do in the future for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs and managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks.

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

Some of our product candidates are being or may in the future be studied in investigator-initiated clinical trials, which means we have or will have minimal or no control over the conduct of such trials.

We supply and may supply in the future, bomedemstat to support basic and clinical research including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our Company-sponsored clinical trials; however, because we are not the sponsor of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we are subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that may expose us to liability and would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative or inconclusive clinical trial results compared to clinical trials that we may design on our own. Negative or inconclusive results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the approvability and commercial prospects for our product candidates.

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

•
a product candidate may be shown to have harmful side effects or other characteristics that indicate it does not meet applicable regulatory criteria or reduce its commercial value;
•
the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
•
we or our third party contractors may not be capable of producing a product candidate in commercial quantities at an acceptable cost, or at all;
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

We may not be successful in our efforts to further develop our current and future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or applicable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization or licensee of commercial rights and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance, if FDA or another regulatory agency determines, for any reason, that the benefits of the product do not outweigh its risks or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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

Obtaining regulatory approval of an NDA can be a lengthy, expensive, and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses and that its benefits outweigh its risks. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

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
•
serious drug-related side effects experienced by participants in our clinical trials or by individuals using drugs or combination therapies similar to our product candidates;
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

While we have held preliminary discussions with the FDA about key trial design parameters for a registrational Phase 3 program of bomedemstat for the treatment of ET and MF, we have not yet held an End-of-Phase 2 meeting with the FDA to discuss the registration pathway for bomedemstat, and our current clinical development plans for bomedemstat in ET, MF and PV, may change as a result of future interactions with the FDA or applicable foreign regulatory authorities. If the FDA or other regulatory agencies disagrees with our clinical development plans for bomedemstat, including the design or implementation of our clinical trials or study endpoints, the FDA or such other agency may require that we modify our intended trial design or endpoints, or conduct additional clinical trials to support our regulatory submissions. For example, the FDA may require that we conduct more than one pivotal trial in order to gain approval in ET or MF.

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

From time to time, we may publicly disclose unaudited interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, which may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Such preliminary data should be viewed with caution until the final data are available. Unaudited, interim, top-line or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between unaudited interim, top-line or preliminary data and final data could significantly harm our business prospects.

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

To date, only one of our product candidates, bomedemstat, has been tested in humans. While it has been shown to be generally well tolerated in our Phase 2 clinical trials for ET and MF through April 29, 2022, 735 adverse events, or AEs, were reported in 55 patients (82%) in our ET trial, including nineteen serious adverse events, or SAEs, six of which were deemed related to bomedemstat by the study investigator, and 1,601 AEs were reported in 87 patients (97%) in our MF trial, of which 86 were SAEs. Fourteen SAEs in our MF trial, one Grade 4 (thrombocytopenia), eight Grade 3 and five Grade 2, all occurring once with the exception of nausea reported by two patients, were deemed by investigators as possibly, probably, or definitely related to bomedemstat: abdominal discomfort, splenomegaly, rectal haemorrhage, cardiac failure, headache, vertigo, gastrointestinal haemorrhage, anaemia, nausea (n=2), abdominal wall haematoma, pyoderma gangrenosum, sepsis and thrombocytopenia. While there have been no dose-limiting toxicities or deaths attributed to bomedemstat in the MF and ET trials, if unacceptable side effects arise in the course of further development of bomedemstat or in the development of any of our other product candidates, we, the FDA, other applicable regulatory authorities or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Dose-limiting toxicities would be serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidates into and through clinical trials, such trials will likely only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when additional patients are exposed to the product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

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
•
the product may become less competitive or no longer commercially viable; and
•
our reputation may suffer.

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

We currently plan to evaluate bomedemstat in combination with ruxolitinib for MF in a two-arm Phase 2 clinical trial, and if successful, we may pursue a registrational program for this combination. In addition, we may develop other product candidates in the future in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies.

Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

If the FDA or a regulatory authority outside of the United States does not approve these other drugs or revokes approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market such product candidate.

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

Orphan drug designation exclusivity may not effectively protect a product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if regulatory authorities later determine that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent regulatory authorities from approving competing drugs for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion over whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for bomedemstat for the treatment of ET and MF, and we may receive Fast Track designation for other indications or for other product candidates in the future; however, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve bomedemstat or our other designated product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

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

We have conducted and may continue to conduct future clinical trials outside of the United States. The FDA and regulatory authorities in other countries may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

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

We must manufacture multiple batches of bomedemstat using a commercial current Good Manufacturing Practice, or cGMP, in order to complete pivotal clinical trials, to obtain regulatory approval for commercial sale, and to have bomedemstat available for commercial launch.

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
•
failure of our contract manufacturers to comply with cGMP and other applicable laws, perform as required or expected under our applicable contracts with them, agree to continue to provide services to us, maintain full staffing or maintain financial health;
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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic or another disease outbreak. For example, as a result of the COVID-19 pandemic and policy responses to it, in the months between March and May 2020 we observed a decrease in patient screening and patient enrollment in certain of our ongoing clinical trials. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing clinical trials of bomedemstat or any other clinical trial may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

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

For the treatment of MF, Incyte markets ruxolitinib in the United States, and Novartis markets the drug in the rest of the world. Bristol-Myers Squibb markets the JAK inhibitor fedratinib in the United States. The FDA has granted accelerated approval for pacritinib from CTI BioPharma in the United States. A number of companies are developing other product candidates for myeloproliferative neoplasms including some with unique mechanisms of action. Among these companies are AbbVie, Acceleron, Bristol-Myers Squibb, Epizyme, Fibrogen, Geron, GlaxoSmithKline, Incyte, Kartos, Merck, MorphoSys, Oryzon, PharmaEssentia, Protagonist, Roche, Salarius, Spectrum, Taiho, Takeda, Vivid and 4SC.

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

As of June 30, 2022, we had 40 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We currently do not have a marketing or sales function. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales function with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales function, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable or attractive terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

Our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could have an adverse effect on our results of operations and expose us to legal liability.

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

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
a decline in our share price.

Our inability or failure to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaboration partners.

Insurance coverage is increasingly expensive. We may not be able to or may fail to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no or limited coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborator entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our company-sponsored studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We currently rely and expect to rely in the future on third parties to manufacture our product candidates, and we may rely on third parties to produce and process our commercial products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA and/or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or an applicable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, or if we are unable to maintain a contractual relationship with a contract manufacturer, we may need to find alternative manufacturing facilities, which could require the incurrence of significant additional costs, cause significant delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition and prospects could be materially and adversely affected.

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
•
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, natural or man-made disasters, cyberattacks or economic distress, including as a result of an economic recession or depression; and
•
our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA or applicable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA or applicable foreign regulatory authorities could place significant restrictions on our company until deficiencies are remedied.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property with respect to our product candidates and technologies we use in our business. We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may be forced to or elect to defend ourselves by challenging the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Interference or derivation proceedings provoked by third parties or brought by us or declared by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions with respect to our patents or patent applications. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to cease developing, manufacturing, or commercializing the infringing product candidate, stop treating certain conditions, obtain licenses or modify our drugs or combination therapies and features while we develop non-infringing substitutes, or may result in significant settlement costs or unfavorable judgments if the litigation goes to trial or is resolved on a motion for summary judgement. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our product candidates unless the third party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our product candidates.

Although we have reviewed certain third-party patent filings that we believe may be relevant to certain of our product candidates, we have not conducted a freedom-to-operate search or analysis for all of our product candidates. We may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our product candidates. Thus, we cannot guarantee that our product candidates, or our manufacturing, use or commercialization thereof, do not and will not infringe any third party’s intellectual property.

In addition, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents), and publications in the scientific literature often lag behind actual discoveries. Claims in patent applications can also be revised before issuance. Therefore, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could block us from utilizing such product candidates or technology or require us to obtain rights to issued patents covering such product candidates or technologies. For patent applications filed before March 16, 2013, if another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO to determine priority of invention in the United States.

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

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

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

We may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have a significant effect on our ability to successfully commercialize our product candidates.

Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be inadequate or commercially unattractive and could be decreased or eliminated in the future.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics, particularly when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health-care funding, which could negatively affect our customers and, accordingly, our financial operations.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•
announcements of clinical trial results, regulatory approval or disapproval of our current or any future product candidates;
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

If securities or industry analysts do not publish research or reports about our business, or if they or press or social media participants issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts, the press and bloggers or other social media participants publish about us or our business. There are currently five research analysts that cover Imago. If any of the analysts who cover us or press or bloggers or others issue an adverse or misleading opinion regarding us, our clinical results or prospects, regulatory prospects, business model or prospects, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, fluctuations in our quarterly results could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results or timelines fall below the expectations of analysts or investors or below any forecasts or guidance we may provide to the market, or if the forecasts or guidance we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings or timeline guidance we may provide.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If we or our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of August 5, 2022, we had outstanding a total of 33,741,648 shares of common stock.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Regulation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this regulation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Additionally, legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain environmental, social and governance, or ESG, disclosure or performance. For example, the SEC recently proposed extensive climate change disclosure regulation, which we could be subject to in the future if the rule is finalized. As another example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. We are subject to some of these requirements, and may become subject to others in the future, for example, the Nasdaq Stock Market LLC, where our common stock is currently listed, requires most Nasdaq-listed companies to meet specified board diversity requirements within a defined compliance period and face potential delisting if they do not explain any failure to meet the requirements. In addition, the State of California, where we currently maintain our principal executive offices, had enacted certain board diversity requirements, and although such measures were recently successfully challenged in court, the State of California may appeal such rulings, or other states may enact similar requirements that directly or indirectly apply to us. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact our reputation, the value of our stock and related cost of capital and limit our ability to fund future growth.

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

Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026; (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among others, the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; or (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and our annual revenues exceed $100 million during such fiscal year; or (2) our annual revenues do not exceed $100 million during such fiscal year, and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We have identified a material weakness in our internal control over financial reporting and may experience additional material weaknesses in the future. Our failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements and adversely affect our stock price.

We have identified a material weakness in our internal control over financial reporting. See Item 4. “Controls and Procedures” for more information.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. The failure to maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our periodic reporting obligations and cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 11, 2022, the Company and Wan-Jen Hong, M.D. agreed that Dr. Hong will transition from her role as the Company’s Chief Medical Officer to a consultant role with the Company, effective August 26, 2022 (the “Separation Date”).

The Company and Dr. Hong entered into a Separation Agreement (the “Separation Agreement”) and a Consulting Agreement (the “Consulting Agreement”) on August 11, 2022. Under the Separation Agreement, the Company will pay Dr. Hong $342,913, which constitutes nine months of Dr. Hong’s base salary, and directly pay, or reimburse Dr. Hong for, COBRA premiums for Dr. Hong and her covered dependents for up to nine months following the Separation Date. The Separation Agreement also provides for a full release of claims against the Company and the immediate forfeiture of all unvested stock options held by Dr. Hong and for vested stock options to remain outstanding and exercisable for three months after Dr. Hong ceases to serve the Company as a consultant. Under the Consulting Agreement, Dr. Hong will assist the Company with clinical development and operations on an as-needed basis in exchange for a consulting fee of $400 per hour of requested service, up to a maximum of $10,000 per month.

The above descriptions of the Separation Agreement and the Consulting Agreement are qualified in their entirety by reference to the full texts of the Separation Agreement and the Consulting Agreement, copies of which are filed hereto as Exhibit 10.2 and Exhibit 10.3, respectively, and incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits.

Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Imago BioSciences, Inc.	8-K	001-40604	3.1	July 20, 2021
3.2	Amended and Restated Bylaws of Imago BioSciences, Inc.	8-K	001-40604	3.2	July 20, 2021
10.2#	Separation Agreement by and between Imago BioSciences, Inc. and Wan-Jen Hong					X
10.3#	Consulting Agreement by and between Imago BioSciences, Inc. and Wan-Jen Hong					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

# Indicates management contract or compensatory plan.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imago BioSciences, Inc.
Date: August 12, 2022	By:	/s/ Hugh Y. Rienhoff, Jr., M.D.
Hugh Y. Rienhoff, Jr., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Laura G. Eichorn
Laura G. Eichorn
Chief Financial Officer (Principal Financial and Accounting Officer)