Form 10-Q
period 2022-09-30
Imago BioSciences, Inc.
filed 2022-11-09
CIK 1623715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40604

Imago BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4915810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Twin Dolphin Drive, 6th Floor

Redwood City, California 94065

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

The number of shares of Registrant’s Common Stock outstanding as of November 2, 2022 was 33,822,201.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Imago” and the “Company” refer to Imago BioSciences, Inc., and its consolidated subsidiaries. Imago, Imago BioSciences, Inc., the Imago logo and other trade names, trademarks or service marks of Imago are the property of Imago BioSciences, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,293	$11,226
Short-term investments	171,121	206,184
Prepaid expenses and other current assets	3,626	3,894
Total current assets	182,040	221,304
Property and equipment, net	2	2
Other long-term assets	4,415	3,480
Total assets	$186,457	$224,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,898	$3,459
Accrued research and development expenses	6,823	4,213
Accrued and other current liabilities	3,117	2,420
Total current liabilities	13,838	10,092
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 33,815,999 and 33,531,743 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	332,996	327,387
Accumulated other comprehensive loss	(816)	(43)
Accumulated deficit	(159,564)	(112,653)
Total stockholders’ equity	172,619	214,694
Total liabilities and stockholders’ equity	$186,457	$224,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,453	$8,680	$35,632	$20,551
General and administrative	4,095	3,040	12,445	7,159
Total operating expenses	17,548	11,720	48,077	27,710
Loss from operations	(17,548)	(11,720)	(48,077)	(27,710)
Other income (expense), net:
Interest income	194	72	406	241
Other income (expense), net	578	(22)	760	(116)
Total other income, net	772	50	1,166	125
Net loss	$(16,776)	$(11,670)	$(46,911)	$(27,585)
Net loss per share, basic and diluted	$(0.50)	$(0.44)	$(1.39)	$(2.85)
Weighted-average shares used in computing net loss per share, basic and diluted	33,765,515	26,671,511	33,716,219	9,688,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(16,776)	$(11,670)	$(46,911)	$(27,585)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	12	(1)	(773)	19
Comprehensive loss	$(16,764)	$(11,671)	$(47,684)	$(27,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance as of January 1, 2022	33,531,743	$3	$327,387	$(43)	$(112,653)	$214,694
Exercise of stock options	201,940	—	454	—	—	454
Stock-based compensation	—	—	1,351	—	—	1,351
Other comprehensive loss	—	—	—	(593)	—	(593)
Net loss	—	—	—	—	(16,394)	(16,394)
Balance as of March 31, 2022	33,733,683	$3	$329,192	$(636)	$(129,047)	$199,512
Exercise of stock options	4,190	—	17	—	—	17
Stock-based compensation	—	—	1,742	—	—	1,742
Other comprehensive loss	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	(13,741)	(13,741)
Balance as of June 30, 2022	33,737,873	$3	$330,951	$(828)	$(142,788)	$187,338
Exercise of stock options	78,126	—	380	—	—	380
Stock-based compensation	—	—	1,665	—	—	1,665
Other comprehensive income	—	—	—	12	—	12
Net loss	—	—	—	—	(16,776)	(16,776)
Balance as of September 30, 2022	33,815,999	$3	$332,996	$(816)	$(159,564)	$172,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance as of January 1, 2021	21,435,632	$162,612	1,030,023	$—	$1,561	$(3)	$(70,342)	$(68,784)
Stock-based compensation	—	—	—	—	319	—	—	319
Other comprehensive income	—		—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(7,109)	(7,109)
Balance as of March 31, 2021	21,435,632	$162,612	1,030,023	$—	$1,880	$9	$(77,451)	$(75,562)
Exercise of stock options	—	—	57,036	—	107	—	—	107
Stock-based compensation	—	—	—	—	434	—	—	434
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(8,806)	(8,806)
Balance as of June 30, 2021	21,435,632	$162,612	1,087,059	$—	$2,421	$17	$(86,257)	$(83,819)
Conversion of convertible preferred stock to common stock upon initial public offering	(21,435,632)	(162,612)	21,435,632	2	162,610	—	—	162,612
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,255	—	—	9,660,000	1	140,485	—	—	140,486
Issuance of common stock in connection with Private Placement	—	—	1,250,000	—	20,000	—	—	20,000
Exercise of stock options			24,338	—	93	—	—	93
Stock-based compensation	—	—	—	—	663	—	—	663
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(11,670)	(11,670)
Balance as of September 30, 2021	—	$—	33,457,029	$3	$326,272	$16	$(97,927)	$228,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,911)	$(27,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,758	1,416
Amortization of premium and discounts on available-for-sale investments	(783)	124
Depreciation and amortization	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	282	(2,980)
Other long-term assets	34	(1,231)
Accounts payable	439	501
Accrued research and development expenses	2,610	2,241
Accrued expenses and other current liabilities	566	1,039
Net cash used in operating activities	(39,002)	(26,472)
Cash flows from investing activities:
Purchases of property and equipment	—	(2)
Purchases of available-for-sale investments	(156,587)	(131,088)
Proceeds from maturities of available-for-sale investments	191,660	62,903
Net cash provided by (used in) investing activities	35,073	(68,187)
Cash flows from financing activities:
Proceeds from exercise of stock options	837	116
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	143,741
Payments of offering costs related to initial public offering	—	(3,255)
Proceeds from issuance of common stock upon Private Placement	—	20,000
Payments of offering costs related to at-the-market offering	(841)	—
Net cash (used in) provided by financing activities	(4)	160,602
Net (decrease) increase in cash and cash equivalents	(3,933)	65,943
Cash and cash equivalents at beginning of period	11,226	19,266
Cash and cash equivalents at end of period	$7,293	$85,209
Supplemental disclosure of cash information:
Cash paid for taxes	$302	$61
Supplemental disclosure of non-cash information:
Capitalized software costs included in accounts payable	$—	$25
Proceeds from exercise of stock options in prepaid expenses and other current assets	$14	$84
Deferred offering costs included in accrued and other current liabilities and accounts payable	$131	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$162,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of the Business

Description of the Business

Imago BioSciences, Inc., or Imago, or the Company, was incorporated on March 28, 2012 as a Delaware corporation and is headquartered in South San Francisco, California. The Company is a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. The Company is focused on improving the quality of life for patients with cancer and bone marrow diseases in addition to prolonging their lives. The Company’s lead product candidate is bomedemstat for the treatment of myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are myelofibrosis, or MF, essential thrombocythemia, or ET, and polycythemia vera, or PV. The Company is pursuing the development of bomedemstat as a potentially disease-modifying therapy in ET and MF to address the limitations of currently approved therapies. In 2021, the Company completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of MF and in 2022, the Company completed enrollment in a Phase 2 clinical trial of bomedemstat for the treatment of ET. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET have begun to transition.

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

Liquidity and capital resources

The Company has incurred net losses and cash out flows from operations since inception and as of September 30, 2022, has an accumulated deficit of $159.6 million. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $178.4 million, which are available to fund future operations.

Management expects to incur additional losses in the future to conduct research and development and recognizes the need to raise capital to fully implement its business plan. The Company has historically financed its operations primarily with the proceeds from the issuance of its convertible preferred stock and to a lesser extent debt financing, in each case prior to the IPO and from sale of shares of common stock in the IPO and the concurrent Private Placement. The Company may raise additional capital through additional equity financings, debt financings or other sources. Based on projected activities, management believes that its existing cash, cash equivalents and short-term investments as of September 30, 2022, will be sufficient to support operations for at least the next 12 months following issuance of these unaudited condensed consolidated financial statements.

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

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Coronavirus pandemic

The Company's management continues to closely monitor the global situation for potential effects on the Company's financial condition, liquidity, operations, suppliers, industry and workforce. Given the volatility and evolution of the continuing COVID-19 pandemic and the evolving global responses to curb rates of infection from new strains, such as Omicron, rates of hospitalization and death, and to enhance the global rates of full vaccination and availability of vaccine boosters and COVID-19 treatments, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of operations, financial position and liquidity in 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2022, and the interim condensed consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and interim condensed consolidated statements of cash flows for the nine months ended September 30, 2022, and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40604), as filed with the Securities and Exchange Commission, or the SEC, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. This includes the reclassification of Accrued research and development expenses from Accrued and other current liabilities within current liabilities on the balance sheet and statement of cash flows.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2022, and December 31, 2021, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair values due to the short-term nature of these items. The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$3,229	$—	$—	$3,229
Commercial paper	—	147,779	—	147,779
U.S. treasury securities	—	23,342	—	23,342
Total financial assets	$3,229	$171,121	$—	$174,350

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	—	4,499	—	4,499
Commercial paper	—	187,749	—	187,749
U.S. treasury securities	—	16,024	—	16,024
Total financial assets	$7,794	$208,272	$—	$216,066

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

4. Investments

The following tables summarize the fair value and amortized cost of the Company’s available-for-sale debt securities and cash equivalents by major security type:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$3,229	$—	$—	$3,229
Commercial paper	148,379	—	(600)	147,779
U.S. treasury securities	23,558	—	(216)	23,342
Total financial assets	$175,166	$—	$(816)	$174,350

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in thousands)
Assets:
Money market funds	$7,794	$—	$—	$7,794
Corporate bonds	4,500	—	(1)	4,499
Commercial paper	187,789	17	(57)	187,749
U.S. treasury securities	16,026	—	(2)	16,024
Total financial assets	$216,109	$17	$(60)	$216,066

The following table summarizes the classification of the Company’s available-for-sale debt securities and cash equivalents at fair value:

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash equivalents	$3,229	$9,882
Short-term investments	171,121	206,184
Total cash equivalents and short-term investments	$174,350	$216,066

There were no impairments of available-for-sale debt securities considered “other-than-temporary” during the three and nine months ended September 30, 2022 as it was more likely than not the Company would hold the securities until maturity or a recovery of the cost basis. All available-for-sale debt securities have a maturity of less than one year as of September 30, 2022.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Balance Sheet Components

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Compensation and related benefits	$2,472	$1,881
Accrued professional service fees	347	207
Other	298	332
Total accrued and other current liabilities	$3,117	$2,420

6. Commitments and Contingencies

Operating Leases

As of September 30, 2022 and December 31, 2021, the Company has cancellable operating lease agreements with lease terms of less than 12 months. For the three months ended September 30, 2022 and 2021, rent expense was $24,000 and $21,000, respectively. For the nine months ended September 30, 2022 and 2021, rent expense was $64,000 and $71,000, respectively.

As of September 30, 2022, the Company has one non-cancellable operating lease with a term longer than 12 months that is immaterial.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022, and December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded related liabilities.

7. Equity

Common Stock

The Company reserved the following shares of common stock, on an as-if converted basis, for issuance as follows:

	September 30,	December 31,
	2022	2021
Options outstanding under the 2021 Equity Incentive Plan	4,095,428	4,028,461
Options available for future grant	3,998,946	2,673,582
Reserved for employee stock purchase plan	685,317	350,000
Total	8,779,691	7,052,043

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

At-the-Market Offering

In August 2022, the Company entered into an open market sales agreement with Jefferies LLC, or Jefferies, as sales agent, pursuant to which the Company may issue and sell, from time to time, through or to the sales agent, as agent or principal, shares of its common stock having an aggregate maximum offering price of $150.0 million under an at-the-market offering program, or 2022 ATM program. Any shares of the Company’s common stock to be offered and sold under the 2022 ATM program will be issued and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-266963), which was declared effective on August 29, 2022, and the prospectus supplement thereto filed with the SEC on August 29, 2022. Under the 2022 ATM program, the sales agent may sell the shares by any method permitted by law deemed to be an “at-the-market offering” under Rule 415(a)(4) under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2022, no shares of common stock have been sold under the 2022 ATM program. The Company incurred $1.0 million in offering costs related to the 2022 ATM Program, which are recorded in other long-term assets on the balance sheet.

8. Stock-Based Compensation

2012 Equity Incentive Plan

In October 2012, the Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, under which 238,095 shares of the Company’s common stock were initially reserved for issuance to employees, directors, and consultants.

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Incentive Award Plan, or 2021 Plan, which became effective in connection with the IPO. The 2012 Plan was terminated in connection with the IPO when the 2021 Plan became effective; however, awards granted under the 2012 Plan that remain outstanding continue to be governed by the 2012 Plan. Shares reserved for issuance under the 2012 Plan but not subject to awards as of the date of the IPO were added to the available shares in the 2021 Plan. Shares subject to awards granted under the 2012 Plan that were or are forfeited to the Company, terminated without exercise, or repurchased for the original purchase price after the IPO have been and will be added to the shares reserved for issuance under the 2021 Plan.

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

The Company initially reserved 3,450,000 shares of common stock for issuance under the 2021 Plan. The number of shares initially reserved will be increased by (i) any shares available for issuance under the 2012 Plan as of the day before the IPO, (ii) any shares that are subject to the 2012 Plan that become available for issuance under the 2012 Plan and (iii) the annual increase on January 1 of each year, beginning January 1, 2022, and continuing through and including January 1, 2031, by 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Company's board of directors. As of September 30, 2022, there were 3,998,946 shares available for grant under the 2021 Plan.

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

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees is 4,703,469 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP automatically increases each year, beginning on January 1, 2022, and

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continuing through and including January 1, 2031, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. As of September 30, 2022, the Company has reserved 685,317 shares of common stock under the ESPP. There are two ESPP offering periods each year and the first offering period started on June 1, 2022. Each offering period has one purchase period which occurs every six months. There were no shares issued under the ESPP during the three and nine months ended September 30, 2022.

Stock Option Activity

Stock option activity under the 2012 Plan and the 2021 Plan was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2022	2,673,582	4,028,461	$8.81	8.40	$60,089
Authorized	1,676,587	—	—
Granted	(704,020)	704,020	17.61
Exercised	—	(284,256)	2.99
Cancelled	352,797	(352,797)	13.45
Outstanding as of September 30, 2022	3,998,946	4,095,428	$10.33	7.99	$28,433
Exercisable as of September 30, 2022		1,622,781	$3.93	6.61	$18,440

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $15.05 as of September 30, 2022.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2022 was $1.0 million and $4.9 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $0.4 million and $0.7 million, respectively. Such intrinsic value of options exercised is the difference between the fair value of Company’s common stock at the time of exercise and the exercise price of the stock option.

The weighted-average grant-date fair value per share for stock options granted during the three months ended September 30, 2022 and 2021 was $11.86 and $9.66, respectively. The weighted-average grant-date fair value per share for stock options granted during the nine months ended September 30, 2022 and 2021 was $12.08 and $3.71, respectively.

Determining Fair Value

The estimated grant-date fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.0 - 6.1	5.8 - 6.1	5.5 - 6.1	5.8 - 6.1
Expected volatility	77.6%	66.0% - 66.7%	77.1% - 78.1%	66.0% - 69.9%
Risk-free interest rate	3.1% - 3.7%	0.9% - 1.0%	1.7% - 3.7%	0.6% - 1.1%
Expected dividend yield	—%	—%	—%	—%

Each of these inputs is subjective and generally requires significant judgment.

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Stock-Based Compensation

Total stock-based compensation recognized for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$512	$206	$1,875	$394
General and administrative	1,153	457	2,883	1,022
Total stock-based compensation expense	$1,665	$663	$4,758	$1,416

As of September 30, 2022, total unrecognized stock-based compensation expense is approximately $19.3 million, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 2.7 years.

9. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company did not record any income tax expense. The U.S. federal and state deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

On August 16, 2022, President Biden signed the Inflation Reduction Act (the IRA) into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company has evaluated the current legislation and does not anticipate the IRA to have a material impact on its financial statements.

10. Net Loss Per Share

The following potentially dilutive shares, including all outstanding stock options, were excluded from the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	4,095,428	3,117,338	4,095,428	3,117,338
ESPP shares	13,493	—	13,493	—
Total	4,108,921	3,117,338	4,108,921	3,117,338

IMAGO BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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
•
our clinical development, regulatory, and manufacturing plans and timelines;
•
our expectations with regard to the data to be derived in our clinical trials of bomedemstat;
•
the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•
our ability to acquire, discover, develop, and advance product candidates into, and successfully complete, clinical trials;
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
•
our business’s dependence on development, regulatory approval, and commercialization of our product candidates;
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
•
our potential inability to obtain and maintain orphan drug designation in the U.S. and other territories and delays in approvals despite FDA Fast Track designation and EMA PRiME designation;
•
risks related to clinical trials outside of the United States;
•
our need to manufacture adequate supplies, including multiple batches, of bomedemstat using a commercial current Good Manufacturing Practice;
•
risks related to COVID-19 or other pandemics, natural disasters, and wars;
•
risks related to competition;
•
difficulties in expanding our organization and managing growth, attracting, and retaining senior management and key scientific personnel and establishing sales and other commercialization functions;
•
risks related to information technology systems and cybersecurity;
•
risks related to misconduct by our employees and independent contractors;
•
risks related to hazardous materials and our compliance with environmental laws and regulations;
•
risks related to litigation and other claims;
•
risks related to reliance on third parties to conduct and support preclinical studies and clinical trials, and to manufacture our product candidates;
•
risks related to third-party intellectual property infringement claims and our ability to obtain, assert, and defend our own intellectual property;
•
risks related to governmental policies and regulations including with respect to drug prices, market access and reimbursement, and changes thereof;
•
risks related to the performance of our common stock and market volatility;
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

Overview

We are a clinical-stage biopharmaceutical company discovering and developing small molecule product candidates that target lysine-specific demethylase 1, or LSD1, an enzyme that plays a central role in the production of blood cells in the bone marrow. We are focused on improving the quality of life of patients with cancer and bone marrow diseases in addition to prolonging their lives. Our lead product candidate is bomedemstat for the treatment of certain myeloproliferative neoplasms, or MPNs, a family of related, chronic cancers of the bone marrow. The three most common MPNs are essential thrombocythemia, or ET, myelofibrosis, or MF, and polycythemia vera, or PV. We have completed enrollment (N=73) in a Phase 2 clinical trial of bomedemstat for the treatment of ET and have also completed enrollment (N=89) and locked the database for a Phase 2 clinical trial of bomedemstat for the treatment of MF. To enable the collection of long-term safety and pharmacodynamic data, Imago initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our ongoing Phase 2 trial in ET have begun to transition.

In our Phase 2 clinical trial in ET through June 20, 2022, interim and unaudited data from 73 patients demonstrate that bomedemstat has been generally well tolerated with an encouraging safety profile. Patients demonstrated a net decrease in mutant allele frequencies of log10 0.3737 and log10 0.6969 CALR and JAK2, respectively. Of the patients treated with bomedemstat:

•
94% (34/36) achieved a platelet count reduction to ≤400 x 109/L with no thromboembolic events, the primary efficacy endpoint of this study, in a median time of 8 weeks;
•
83% (30/36) of patients treated for >24 weeks achieved a durable response, defined as platelet count of ≤400 x 109/L for at least 12 weeks;
•
79% (11/14) of patients with elevated baseline MPN-SAF TSS (Score >20) experienced symptomatic improvement, defined as a decrease in Total Symptom Score (TSS) at Week 24. 64% (9/14) of these patients showed improvements of ≥10 points, one component of the ELN criteria for clinical response; and
•
Platelet response rates were similar across all genotypes, including "triple-negative" patients or those in whom no driver mutation (JAK2, CALR, MPL) was identified.

In our Phase 2 clinical trial in advanced MF through April 29, 2022, interim and unaudited data from 89 patients demonstrate that bomedemstat has been generally well tolerated with an encouraging safety profile in this patient population. Of the evaluable patients at 24 weeks:

•
55% (28/51) showed a decrease in TSS;
•
22% (11/51) showed a ≥50% decrease in TSS;
•
65% (17/26) of patients with elevated baseline MPN-SAF TSS (Score≥20) experienced symptomatic improvement, defined as a decrease in Total Symptom Score (TSS) at Week 24 with 19% reporting ≥50% reduction;
•
66% (33/50) showed spleen volume reductions;
•
52% (36/69) of patients had a decrease in mutant allele frequencies (MAFs) including driver mutations (e.g., JAK2) with the greatest reduction in ASXL1, a mutation conferring a high risk of developing leukemia in the setting of MPNs;
•
ASXL1, was the most commonly reduced secondary mutation and showed the greatest sensitivity to bomedemstat;
•
90% (37/41) of transfusion-independent patients had stable or improved hemoglobin at Week 12;
•
85% (50/59) of patients had an improved (19/59) or stable (31/59) bone marrow fibrosis score post-baseline;
•
53% (9/17) of patients with improved bone marrow fibrosis also saw improved hemoglobin or required fewer transfusions; and
•
No new mutations or transformation to acute myeloid leukemia (AML) in patients with high risk of progression.

We believe bomedemstat has the potential to address unmet medical need in MF as a monotherapy as well as in combination with inhibitors of Janus-associated kinase (JAK).

Bomedemstat has been generally well-tolerated in both ET and MF patients in these trials. We are pursuing the development of bomedemstat as a potentially disease-modifying therapy in all three MPNs including PV, ET and MF to address the limitations of currently approved therapies. We expect alignment with the FDA on a protocol for a Phase 3 registrational trial for the treatment of ET in the second half of 2022. Based on discussions with the FDA in December 2021, we believe a two-arm trial comparing bomedemstat to best available therapy (BAT) may provide the basis for regulatory approval for the second-line treatment of ET. Subject to final review of the Phase 3 protocol, we have alignment on the study population of patients with ET, viz., those patients who are intolerant of or have an inadequate response to hydroxyurea, the agents in the BAT control arm, and the composite primary endpoint of durable normalization of platelet and white counts in the absence of thrombosis or clinically relevant bleeding events and progression to MF or AML. Based on discussions with the FDA in June 2022, we believe we have alignment with the agency on the proposed instruments to assess patient-reported symptoms and outcomes for key secondary endpoints.

In PV, we are conducting study startup activities for a planned multi-center, open-label Phase 2 study evaluating the safety, efficacy, pharmacokinetics, and pharmacodynamics of bomedemstat administered orally once daily in patients with polycythemia vera.

In parallel, we expect the investigator-initiated study, or IIS, for the treatment of PV to continue enrolling patients.

In addition, we expect the two ongoing IIS for the treatment of small cell lung cancer, or SCLC, to continue to enroll patients, and we expect initiation of enrollment in an investigator-initiated Phase 2 clinical trial of bomedemstat in combination with ruxolitinib for the treatment of patients with MF in the coming months.

Since our inception in 2012, we have devoted the majority of our efforts to business planning, research, and development of our lead product candidate, bomedemstat, primarily by conducting preclinical studies and clinical trials, raising capital, and recruiting management and technical staff to support these operations. To date, we have not generated any revenue from product sales as none of our product candidates have been approved for commercialization. We have historically financed our operations primarily through the sale of convertible preferred stock (all shares of preferred stock have been converted to shares of common stock), and more recently, through our initial public offering, or IPO, of shares of common stock where we raised net proceeds of approximately $140.5 million, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we raised net proceeds of $20.0 million in our Private Placement of common stock.

We have incurred recurring losses since our inception, including net losses of $16.8 million and $11.7 million for the three months ended September 30, 2022 and 2021, respectively, and net losses of $46.9 million and $27.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $159.6 million and cash and cash equivalents and short-term investments of $178.4 million.

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

By managing elevated platelets, the primary risk factor for thrombosis in ET, we believe bomedemstat has the potential to address a poorly met need in the ~20% of ET patients who have an inadequate response to, or are intolerant to, hydroxyurea, the current standard-of-care. We have completed enrollment in our Phase 2 clinical trial in ET with a total of 73 patients enrolled. As of June 20, 2022, of the 36 patients treated with bomedemstat for at least 24 weeks, 94% (34/36) achieved a platelet count reduction to ≤400 x 109/L with no thromboembolic events, the primary efficacy endpoint of this study; 83% (30/36) achieved a durable response defined as platelet count of ≤400 x 109/L for at least 12 weeks.

Based on discussions with the FDA in December 2021, we believe a two-arm trial comparing bomedemstat to best available therapy (BAT) may provide the basis for regulatory approval for the second-line treatment of ET. Subject to final review of the Phase 3 protocol, we have alignment on the study population of patients with ET, viz., those patients who are intolerant of or have had an inadequate response to hydroxyurea, the agents in the BAT control arm, and the composite primary endpoint of durable normalization of platelet and white counts in the absence of thrombosis or clinically relevant bleeding events or progression to MF or AML. Based on completion of enrollment for the Phase 2 clinical trial in ET, and subsequent End of Phase 2 meeting, we expect to submit a protocol for a registrational Phase 3 pivotal program in 2022 with the first patient dosed thereafter. With positive results from the pivotal clinical program, we would expect to submit applications for regulatory approval with the FDA and the EMA for ET.

To enable the collection of long-term safety and pharmacodynamic data of patients on bomedemstat, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET have begun to transition.

∎	Advancing Bomedemstat to Regulatory Approval for Myelofibrosis

We believe there is significant unmet need for a disease modifying therapy, particularly in the initial addressable patient population of patients with MF whose disease is not adequately managed with ruxolitinib. We completed enrollment in our Phase 2 clinical trial of bomedemstat monotherapy in 89 patients with advanced MF as of May 17, 2021. Patients treated with bomedemstat in this study demonstrated improvements in symptom scores, fibrosis, spleen volumes, and anemia. The majority of patients had a decrease in mutant allele frequencies including driver and high molecular risk (HMR) mutations such as ASXL1, with no new mutations or transformation to AML in patients with a high-risk of progression. Additionally, bomedemstat has been generally well-tolerated.

Of the evaluable patients at 24 weeks:

•
55% (28/51) showed a decrease in TSS;
•
22% (11/51) showed a ≥50% decrease in TSS;
•
65% (17/26) of patients with elevated baseline MPN-SAF TSS (Score≥20) experienced symptomatic improvement, defined as a decrease in Total Symptom Score (TSS) at Week 24, with 19% (5/26) reporting ≥50% reduction;
•
66% (33/50) showed spleen volume reductions;
•
52% (36/69) of patients had a decrease in mutant allele frequencies (MAFs) including driver mutations (e.g., JAK2) with the greatest reduction in ASXL1, a mutation that confers a high risk of developing leukemia;
•
ASXLI was the most commonly reduced secondary mutation and showed the greatest sensitivity to bomedemsat;
•
90% (37/41) of transfusion-independent patients had stable or improved hemoglobin at Week 12;
•
85% (50/59) of patients had an improved (19/59) or stable (31/59) bone marrow fibrosis score post-baseline;
•
53% (9/17) of patients with improved bone marrow fibrosis also saw improved hemoglobin or required fewer transfusions; and
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

To enable the collection of long-term safety and pharmacodynamic data of patients on bomedemstat, we initiated a Phase 2 Extension Study in 2021 into which patients from our Phase 2 clinical trial in MF have transitioned and patients from our Phase 2 clinical trial in ET have begun to transition.

∎	Developing Bomedemstat and Other Novel LSD1-Targeting Product Candidates for Additional Indications, Including Polycythemia Vera, Hemoglobinopathies and Solid Tumors

LSD1 inhibition modulates the proliferation of malignant blood cells, and we believe it therefore represents a viable therapeutic approach to treating PV, an MPN characterized by the excessive production of red blood cells. While there are some available treatments for PV, namely, phlebotomy for low-risk patients, hydroxyurea for high-risk patients, and ruxolitinib for second- and third-line patients, and ropeginterferon alfa-2b-njf injection, current therapies have limitations with long-term efficacy and/or tolerability. We believe bomedemstat represents a novel therapeutic option for this patient population; as an LSD1 inhibitor, the product candidate has the potential to address the significant unmet need for a disease-modifying therapy. An ongoing investigator-sponsored Phase 2 trial is evaluating bomedemstat in patients with PV who have failed at least one standard therapy, and we have begun study startup activities for a planned multi-center, company-sponsored, open-label Phase 2 study evaluating the safety, efficacy, pharmacokinetics, and pharmacodynamics of bomedemstat administered orally once daily in a similar population of patients with PV.

In addition, we aim to evaluate novel LSD1 inhibitors for the treatment of hemoglobinopathies such as sickle cell disease, or SCD, and thalassemia. Mutations in genes coding for adult globins, in particular, beta-globin, can cause hemoglobinopathies. The gamma globin in genes, which normally cease being expressed shortly after birth, can compensate for mutations in beta-globin. Inhibition of LSD1 has been shown to induce the expression of gamma globin and, hence, the production of fetal hemoglobin in pre-clinical models. Thus, we plan to develop novel LSD1 inhibitors designed to enhance fetal hemoglobin production sufficient to achieve clinical benefit in patients with hemoglobinopathies. Lead optimization and pre-clinical studies are ongoing, and the next milestone for this program would be to nominate a clinical candidate if pre-clinical results are promising.

We believe LSD1 inhibition may have utility in the treatment of solid tumors, especially in combination with checkpoint inhibitors such as anti-PD1 or anti-PDL-1 antibodies. In 2022, enrollment commenced in an investigator-initiated clinical trial of bomedemstat in combination with atezolizumab for the treatment of patients with small cell lung cancer (SCLC).

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

As a result of the COVID-19 pandemic and policy responses, we continue to assess the impact of the COVID-19 pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials. We have assessed both capacity and the current clinical supply chain associated with the production of bomedemstat and have observed no disruptions to our ability to provide supply for our ongoing clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors, and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2021, and for the nine months ended September 30, 2022, we are unable to predict the impact that COVID-19 will have on our results of operations and financial condition in future periods.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the discovery and clinical development of our drug candidates, which include:

▪
employee-related expenses, including salaries, related benefits, travel, and non-cash stock-based compensation expenses for employees engaged in research and development functions;
▪
expenses incurred in connection with research, laboratory consumables and preclinical studies;
▪
expenses incurred in connection with conducting clinical trials including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with Contract Research Organizations, or CROs, other vendors or central laboratories and service providers engaged to conduct our trials; and
▪
the cost of consultants engaged in research and development related services and the cost to manufacture drug products for use in our preclinical studies and clinical trials.

Our research and development expenses for the three and nine months ended September 30, 2022 and 2021 were primarily incurred in connection with the development of our most advanced product candidate, bomedemstat. However, we have not historically tracked research and development expenses by program other than direct external expenses in conducting Phase 2 clinical trials for ET and MF. We typically have various early-stage research and drug discovery projects as well as potentially various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021. The external research and development costs are attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses consist primarily of:

▪
expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
▪
the cost of acquiring and manufacturing clinical trial and other materials; and
▪
other costs associated with development activities.

Our internal research and development costs consist primarily of personnel-related costs, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline of product candidates. Included within personnel-related costs is non-cash stock-based compensation expense of $0.5 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Direct External Expenses:
Clinical-stage programs:
Phase 2 for MF	$1,127	$1,532	$3,430	$3,179
Phase 2 for ET	1,207	978	3,831	2,682
Phase 2 extension study (MF/ET)	1,024	923	2,552	980
Phase 3 for ET	957	—	957	—
Phase 2 for PV	942	—	942	—
Clinical pharmacology studies	212	713	876	713
Other	78	52	542	550
Total clinical-stage programs	5,547	4,198	13,130	8,104
All manufacturing costs	4,055	2,757	10,827	7,758
Preclinical programs	89	265	359	1,044
Unallocated Internal Expenses:
Personnel-related and other	3,762	1,460	11,316	3,645
Total research and development expenses	$13,453	$8,680	$35,632	$20,551

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

Other Income (Expense), Net

Other income (expense), net consists of amortization of premiums and discounts on our available-for-sale investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Dollar	Percentage
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$13,453	$8,680	$4,773	55%
General and administrative	4,095	3,040	1,055	35%
Total operating expenses	17,548	11,720	5,828	50%
Loss from operations	(17,548)	(11,720)	(5,828)	50%
Other income (expense), net:
Interest income	194	72	122	169%
Other income (expense), net	578	(22)	600	*
Total other income (expense), net	772	50	722	*
Net loss	$(16,776)	$(11,670)	$(5,106)	44%

* Not meaningful

Research and Development Expenses

Research and development expenses were $13.5 million for the three months ended September 30, 2022, compared to $8.7 million for the three months ended September 30, 2021. The increase of $4.8 million was primarily due to:

▪
an increase of $2.3 million in personnel-related costs primarily due to an increase in the number of research and development employees, including an increase of $0.3 million in stock-based compensation expense, as we ramped up our operations;
▪
an increase of $1.3 million in manufacturing costs primarily related to drug supplies for our clinical trials;
▪
an increase of $1.0 million in each of the Phase 3 clinical activities for ET and the Phase 2 trial in PV due to expenses incurred in the start-up stage; partially offset by
▪
a decrease of $0.5 million in clinical pharmacology studies primarily related to winding down of the studies; and
▪
a decrease of $0.4 million in Phase 2 clinical activities for MF due to clinical study database lock in early July.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021. The increase of $1.1 million was primarily due to an increase of $0.7 million in stock-based compensation expense, as a result of increased headcount, and $0.3 million in professional fees attributable to accounting, legal, audit costs, and other public company expenses.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The increase, compared to the three months ended September 30, 2021, was primarily due to the higher average investment balances from the cash proceeds from our IPO in July 2021.

Other Income (Expense), Net

Other income (expense), net was an income of $0.6 million for the three months ended September 30, 2022, compared to an expense of $22,000 for the three months ended September 30, 2021. The change of $0.6 million in other income (expense), net was primarily due to the amortization of premium and discounts on our available-for-sale investments for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Dollar	Percentage
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$35,632	$20,551	$15,081	73%
General and administrative	12,445	7,159	5,286	74%
Total operating expenses	48,077	27,710	20,367	74%
Loss from operations	(48,077)	(27,710)	(20,367)	74%
Other income (expense), net:
Interest income	406	241	165	68%
Other income (expense), net	760	(116)	876	*
Total other income (expense), net	1,166	125	1,041	*
Net loss	$(46,911)	$(27,585)	$(19,326)	70%

* Not meaningful

Research and Development Expenses

Research and development expenses were $35.6 million for the nine months ended September 30, 2022, compared to $20.5 million for the nine months ended September 30, 2021. The increase of $15.1 million was primarily due to:

▪
an increase of $7.7 million in personnel-related costs primarily due to increase in the number of research and development employees, including an increase of $1.5 million in stock-based compensation expense, as we ramped up our operations;
▪
an increase of $3.1 million in manufacturing drug supplies for our planned clinical trials, as we advanced our current clinical programs with our lead drug candidate, bomedemstat. The manufacturing cost was primarily driven by formulation development work and the production of clinical trial materials to support ongoing and new clinical trials;
▪
an increase of $1.6 million related to the commencement of a Phase 2 extension study started in the second half of 2021 for the long-term follow-up of patients from the MF and ET clinical trials;
▪
an increase of $1.1 million in Phase 2 clinical activities for ET due to an increased patient enrollment rate in 2022 in our ET clinical trial; and
▪
an increase of $1.0 million in each of the Phase 3 clinical activities for ET and the Phase 2 trial in PV due to expenses incurred in the start-up stage; partially offset by
▪
a decrease of $0.7 million in pre-clinical studies due to the progress and maturity of our clinical trials.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the nine months ended September 30, 2022, compared to $7.2 million for the nine months ended September 30, 2021. The increase of $5.3 million was primarily due to an increase of $2.1 million in compensation and personnel-related costs, including an increase of $1.9 million of stock-based compensation expense, as a result of increased headcount, $1.6 million in professional fees attributable to accounting, legal, audit costs, and other public company expenses, and $1.2 million in insurance expense associated with public company operations.

Interest Income

Interest income was $0.4 million for the nine months ended September 30, 2022, compared to $0.2 million for the nine months ended September 30, 2021. The increase, compared to the nine months ended September 30, 2021, was primarily due to the higher average investment balances from the cash proceeds from our IPO in July 2021.

Other Income (Expense), Net

Other income (expense), net was an income of $0.8 million for the nine months ended September 30, 2022, compared to an expense of $0.1 million for the nine months ended September 30, 2021. The change of $0.9 million in other income (expense), net was primarily due to the amortization of premium and discounts on our available-for-sale investments for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations primarily with the proceeds from the sale and issuance of our convertible preferred stock, including proceeds from our issuance and sale of convertible promissory notes as well as sale of shares of our common stock in our IPO and concurrent Private Placement. From our inception through September 30, 2022, we have raised aggregate net cash proceeds of $164.8 million. We received net proceeds of approximately $140.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs. Concurrent with the IPO, we issued 1,250,000 shares of common stock in our Private Placement for net proceeds of $20.0 million. As of September 30, 2022, we had available cash, cash equivalents and short-term investments of $178.4 million.

In August 2022, we entered into an open market sales agreement with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through or to the sales agent, as agent or principal, shares of our common stock having an aggregate maximum offering price of $150.0 million under an at-the-market offering program, or 2022 ATM program. Any shares of our common stock to be offered and sold under the 2022 ATM program will be issued and sold pursuant to our registration statement on Form S-3 (File No. 333-266963), which was declared effective on August 29, 2022, and the prospectus supplement thereto filed with the SEC on August 29, 2022. Under the 2022 ATM program, the sales agent may sell the shares by any method permitted by law deemed to be an “at-the-market offering” under Rule 415(a)(4) under the Securities Act. As of September 30, 2022, no shares of common stock have been sold under the 2022 ATM program.

Future Funding Requirements

We expect our operating expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities, particularly as we advance bomedemstat into later stages of development and conduct larger clinical trials, seek regulatory approvals for any product candidates that successfully complete clinical trials, hire additional personnel and invest in and grow our business, expand and protect our intellectual property portfolio, and potentially commercialize products for which we obtain regulatory approvals. The timing and amount of our operating expenditures will depend on many factors, including:

▪
the scope, progress, results, and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials and any delays related to the COVID-19 pandemic or other causes;
▪
the timing of, and the costs involved in, obtaining regulatory approvals for bomedemstat, our other product candidates or any other future product candidates;
▪
the number and characteristics of any additional product candidates we develop or acquire;
▪
the timing of, and the costs involved in manufacturing bomedemstat, our other product candidates and any future products, including supply for clinical and non-clinical development as well as potential commercial use;
▪
the cost of building a commercial organization in anticipation of potential product commercialization;
▪
the cost of commercialization activities, including marketing, sales, and distribution costs;
▪
our ability to establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreements;
▪
any product liability or other lawsuits or disputes related to our products or product candidates;
▪
the expenses needed to attract, hire, and retain skilled personnel;
▪
the costs associated with being a public company;
▪
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
▪
the timing, receipt, and amount of sales of any future approved products, if any; and
▪
the impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Based upon our current operating plan we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements in the short-term and into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect to continue to expend significant resources for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(39,002)	$(26,472)
Cash provided by (used in) investing activities	35,073	(68,187)
Cash (used in) provided by financing activities	(4)	160,602
Net (decrease) increase in cash and cash equivalents	$(3,933)	$65,943

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 was $39.0 million, which consisted of a net loss of $46.9 million and $0.8 million in amortization of premium and discounts on our available-for-sale investments, partially offset by $4.8 million in non-cash charges related to stock-based compensation. The net change in our operating assets and liabilities was primarily due to an increase of $1.0 million in accrued and other current liabilities and accounts payable due to compensation and related benefits, an increase of $2.6 million in accrued research and development expenses mainly related to pre-clinical and clinical expenses and a decrease of $0.3 million in prepaid expenses and other current and long-term assets due to the amortization of prepaid insurance expenses related to public company operations for the nine months ended September 30, 2022.

Cash used in operating activities for the nine months ended September 30, 2021 was $26.5 million, which consisted of a net loss of $27.6 million and a $0.4 million net change in our net operating assets and liabilities, partially offset by $1.4 million in non-cash charges primarily related to stock-based compensation and $0.1 million in amortization of discount on our investment balances. The net change in our operating assets and liabilities was primarily due to an increase of $1.2 million in other long-term assets and an increase of $3.0 million in prepaid expenses and other current assets due to the timing of payments, partially offset by an increase of $0.5 million in accounts payable due to timing difference of processing invoices and an increase of $3.3 million in accrued and other current liabilities.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $35.1 million, which consisted of $191.7 million related to proceeds from maturities of available-for-sale securities, partially offset by $156.6 million of purchases of available-for-sale securities.

Cash used in investing activities for the nine months ended September 30, 2021 was $68.2 million, which consisted of $131.1 million related to purchases of investments, partially offset by proceeds of $62.9 million from maturities of investments.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was $4,000, which consisted of $0.8 million of payments of offering costs related to the 2022 ATM Program, offset by $0.8 million of net proceeds from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2021 was $160.6 million, which consisted of proceeds from our IPO of $140.5 million after deducting underwriting discounts, commissions and offering costs, proceeds of $20.0 million from our Private Placement and net proceeds of $0.1 million from stock option exercises.

Other Commitments and Obligations

We enter into contracts in the normal course of business with contract research organizations for preclinical studies, clinical trials, and other services, which are generally cancellable upon written notice.

As of September 30, 2022, we had no material non-cancellable purchase commitments. We have generally contracted on a purchase order basis, and we were unable to estimate all payments under our existing contracts.

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

During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

We will remain an emerging growth company until the earliest of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if, among others, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2022, management identified a material weakness, in aggregate, in our internal control over financial reporting with respect to a failure in the design and implementation of controls over the third-party vendor accruals for preclinical and clinical study research expenses.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements or related disclosures will not be prevented or detected on a timely basis.

Despite the existence of this material weakness, we have developed and are implementing a remediation plan as described below as a result of which we have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows as of, and for the periods presented in this Quarterly Report on Form 10-Q.

Management's plan to remediate the material weakness

We have developed and are implementing a remediation plan to address the material weakness described above and to improve our internal control over financial reporting. The plan includes:

•
including finance personnel in meetings with clinical and preclinical vendors with explicit focus on confirmation of work completed through the end of the period, status of open purchase orders and, as applicable, confirmation of out-of-scope work and pending change orders;
•
adding incremental internal clinical and preclinical team review of vendor confirmations;
•
hiring additional qualified accounting personnel with extensive preclinical and clinical accrual experience to enhance the documentation and review process;
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

Although we believe that these measures will be sufficient to remediate the material weakness, remediation will not be completed until testing of sufficient instances of the performance of the control is complete in connection with our annual evaluation of the effectiveness of our internal control over financial reporting.

Except for changes described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our results of operations, financial condition, prospects, and stock price.

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
▪
We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all. Our clinical development activities could be delayed as we may find it difficult to enroll patients in our clinical trials, and we have minimal or no control over investigator-initiated clinical trials.
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
▪
Our contract manufacturers may be unable to meet current Good Manufacturing Practice.
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
▪
Our business could be adversely affected by wars and related sanctions, supply chain interruptions or cost increases, including, for example, the war between Russia and Ukraine.
▪
We compete with both approved therapeutic products and therapeutic candidates being developed by our competitors, most of which have significantly greater resources than we do.
▪
We may experience difficulties in managing growth, attracting, and retaining senior management and key scientific personnel and establishing sales and other commercialization functions.
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
▪
Risks related to our licensing, co-licensing, and collaboration arrangements with third parties and our ability to procure such arrangements on favorable terms, if at all.
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

We have had significant operating losses since our inception. Our net losses for three months ended September 30, 2022 and 2021 were $16.8 million and $11.7 million, respectively, and $46.9 million and $27.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $159.6 million. Our prior losses, combined with expected future losses, have had, and will continue to have an adverse effect on our stockholders’ equity and working capital. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until a product candidate is clinically tested, approved for commercialization, and successfully marketed. Bomedemstat and our other product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop bomedemstat, our other product candidates and any future product candidates, conduct clinical trials and pursue research and development activities, and as we incur costs as a public company. Even if successful, we may never generate revenues that are significant or large enough to achieve and subsequently sustain profitability.

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

As of September 30, 2022, we had capital resources consisting of cash, cash equivalents and short-term investments of $178.4 million. However, our operating plans and other demands on our capital resources may change as a result of many factors, and we may need to seek additional funds sooner than planned.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results, timing, and costs of researching and developing bomedemstat, our other product candidates or any other future product candidates, and conducting preclinical studies and clinical trials, including our ongoing Phase 2 clinical trials;
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
•
the cost of commercial development activities, including building a commercial infrastructure, such as sales force and other commercial personnel, in anticipation of product commercialization;
•
the cost of commercialization activities, including marketing, sales, and distribution costs;

•
our ability to establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
•
any product liability or other lawsuits related to our business, products, or product candidates;
•
the expenses needed to attract, hire, and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio;
•
the timing, receipt, and amount of sales of any future approved products, if any; and
•
the impact of the COVID-19 or another disease outbreak, which may exacerbate the magnitude of the factors discussed above.

Until and unless we can generate substantial revenues, we expect to finance our cash needs with existing cash on hand, including proceeds from our initial public offering, and through a combination of equity offerings and debt financings, and potentially through license and development agreements or strategic partnerships or collaborations with third parties. Such financing may result in dilution to stockholders or granting of rights superior to those of existing stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may adversely affect our business, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

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
•
the timing and cost of, and level of investment in, research, development, and commercialization activities, which may change from time to time;
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
•
timing and amount of any milestone, royalty, or other payments due under any future collaboration or license agreement;

•
coverage and reimbursement policies with respect to bomedemstat, our other product candidates and any future product candidates, if approved, and potential future drugs that compete with our products;
•
expenditures that we may incur to acquire, develop, or commercialize additional products and technologies;
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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval, and commercialization of our current and future product candidates.

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

The eligibility criteria of our clinical trials, once established, will limit the pool of available trial participants. If patients are unwilling to participate in our clinical trials for any reason, including the existence of other approved therapies or concurrent clinical trials for similar patient populations, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of our product candidates may be delayed or never occur. Our inability to recruit sufficient clinical investigators and enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we rely and expect to continue to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our future clinical trials and they may fail to meet our expectations for such proper and timely conduct. While we have entered into and intend to enter into additional agreements governing CROs' services, we have limited influence over their actual performance.

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
•
identifying, recruiting, and training suitable clinical investigators;
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

We supply and may supply in the future, bomedemstat to support basic and clinical research including investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factors” section relating to our Company-sponsored clinical trials; however, because we are not the sponsor of these trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we are subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that may expose us to liability and would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative or inconclusive clinical trial results compared to clinical trials that we may design on our own. Negative or inconclusive results in investigator-initiated clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. As a result, our lack of control over the conduct and timing of and communications with the FDA and other regulatory authorities regarding investigator-sponsored trials may expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the approvability and commercial prospects for our product candidates.

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
•
we or our third-party contractors may not be capable of producing a product candidate in commercial quantities at an acceptable cost, or at all;
•
if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate; and
•
a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.

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

We may not be successful in our efforts to further develop our current and future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or applicable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization or licensee of commercial rights and significant marketing efforts before we generate any revenue from product sales, if at all. Any clinical studies that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical studies are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical significance, if the FDA or another regulatory agency determines, for any reason, that the benefits of the product do not outweigh its risks or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates.

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

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising or positive, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay, or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications or limiting such approval to a narrower indication than we request, which indication may be commercially unattractive or not commercially viable. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

The FDA or any foreign regulatory bodies can delay, limit, or deny approval of our product candidates or require us to conduct additional nonclinical, manufacturing, or clinical testing or abandon a program for many reasons, including:

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

We have held discussions with the FDA about key trial design parameters for a registrational Phase 3 program of bomedemstat for the treatment of ET and MF, and our current clinical development plans for bomedemstat in ET, MF and PV may change as a result of future interactions with the FDA or applicable foreign regulatory authorities. If the FDA or other regulatory agencies disagrees with our clinical development plans for bomedemstat, including the design or implementation of our clinical trials or study endpoints, the FDA or such other agency may require that we modify our intended trial design or endpoints, or conduct additional clinical trials to support our regulatory submissions. For example, the FDA may require that we conduct more than one pivotal trial in order to gain approval in ET, MF or PV.

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

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval, or the failure to receive marketing authorization with a label that allows us to market the product candidate as we desire, would delay, prevent, or otherwise limit commercialization of that product candidate and would materially adversely impact our business and prospects.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose unaudited interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, which may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Such preliminary data should be viewed with caution until the final data is available. Unaudited, interim, top-line or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse differences between unaudited interim, top-line or preliminary data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular study, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the unaudited interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

To date, only one of our product candidates, bomedemstat, has been tested in humans. While it has been shown to be generally well tolerated in our Phase 2 clinical trials for ET and MF through June 20, 2022, 735 adverse events, or AEs, were reported in 61 patients (84%) in our ET trial, including 27 serious adverse events, or SAEs, five of which were deemed related to bomedemstat by the study investigator, and 1,601 AEs were reported in 87 patients (97%) in our MF trial, of which 86 were SAEs. Fourteen SAEs in our MF trial, one Grade 4 (thrombocytopenia), eight Grade 3 and five Grade 2, all occurring once with the exception of nausea reported by two patients, were deemed by investigators as possibly, probably, or definitely related to bomedemstat: abdominal discomfort, splenomegaly, rectal haemorrhage, cardiac failure, headache, vertigo, gastrointestinal haemorrhage, anaemia, nausea (n=2), abdominal wall haematoma, pyoderma gangrenosum, sepsis and thrombocytopenia. While there have been no dose-limiting toxicities or deaths attributed to bomedemstat in the MF and ET trials, if unacceptable side effects arise in the course of further development of bomedemstat or in the development of any of our other product candidates, we, the FDA, other applicable regulatory authorities or the IRBs at the institutions in which the clinical trials are being conducted could suspend or terminate our clinical trials or the FDA or a foreign regulatory authority could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Dose-limiting toxicities would be serious toxicities related to bomedemstat that would limit the dose or the duration of treatment in the intended patient population. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

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

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, limit, or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
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
•
we may be subject to fines, injunctions, or the imposition of criminal penalties;
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

We currently plan to evaluate bomedemstat in combination with ruxolitinib for MF in a two-arm Phase 2 clinical trial, and if successful, we may pursue a registrational program for this combination. In addition, we may develop other product candidates in the future in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing, or supply issues could arise with these existing therapies.

Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, or regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

In addition to the United States, we have enrolled patients in Australia, Germany, Hong Kong, Italy, and the United Kingdom in our Phase 2 clinical trial of bomedemstat for MF and in Australia, Germany, Hong Kong, Italy, the United Kingdom, and New Zealand in our Phase 2 clinical trial of bomedemstat for ET. We may conduct additional future clinical trials outside the United States.

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

Our business could be adversely affected by wars and related sanctions, supply chain interruptions or cost increases, including, for example, the ongoing war between Russia and Ukraine.

Geopolitical uncertainties, including wars and related sanctions, could cause supply chain interruptions of our clinical trials, which could have a material adverse effect on our business, clinical sites, or vendors with which we do business. We currently contract with third parties outside of the United States for clinical development and manufacturing. Any disruption in development and production of our vendors outside the Unites States could cause inability to produce adequate quantities to meet our needs and impair our ability to operate our day-to-day business and continue development of our product candidates. Furthermore, we are exposed to the possibility of product supply chain disruptions and increased costs in the event of changes in the policies, political unrest and unstable economic conditions of the United States or foreign governments. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of our vendors could significantly delay our clinical development of product candidates and reduce third-parties’ or clinical researchers’ interest and support. While we do not presently rely to our knowledge on any suppliers in Ukraine or Russia and do not have any current or planned clinical trial sites in Ukraine or Russia, it is possible that the ongoing war between Russia and Ukraine and related sanctions, supply interruptions and increases in cost will have an adverse effect on our business, financial condition, and results of operations.

We compete with both approved therapeutic products and therapeutic candidates being developed by our competitors, most of which have significantly greater resources than we do.

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on developing proprietary therapeutics. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will likely develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments currently under development that may enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of diseases and other conditions for which we may try to develop product candidates. Our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit or preclude our ability to develop or commercialize our product candidates. We believe that while our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains.

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

If any of our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For bomedemstat, other companies are conducting research and development of potential therapies for ET, MF, PV, SCLC, and acute myeloid leukemia.

For the treatment of MF, Incyte markets ruxolitinib in the United States, and Novartis markets the drug in the rest of the world. Bristol-Myers Squibb markets the JAK inhibitor fedratinib in the United States and CTI BioPharma markets pacritinib in the United States. A number of companies are or may be developing other product candidates for myeloproliferative neoplasms (such as MF, ET, and PV) including some with unique mechanisms of action. Among these companies are AbbVie, Acceleron, Bristol-Myers Squibb, Constellation, Epizyme, Fibrogen, Geron, GlaxoSmithKline, Incyte, Kartos, Merck, MorphoSys, Oryzon, PharmaEssentia, Protagonist, Roche, Salarius, Spectrum, Taiho, Takeda, Vivid and 4SC.

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

As of September 30, 2022, we had 41 employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, submit for regulatory approval and, if approved, commercialize our lead product candidate or any future product candidates. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

▪
manage our preclinical studies and clinical trials effectively;
▪
identify, recruit, retain, incentivize, and integrate additional employees, including potentially sales and marketing personnel;
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

We currently do not have a marketing or sales function. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales function with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales function, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable or attractive terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.

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

We are dependent on information technology systems, including software, hardware, infrastructure and cloud products and services (collectively, “IT Systems”). We operate certain IT Systems but also rely on third-party providers to host, manage, and/or protect IT Systems that are critical to our internal and external operations. In addition, in the ordinary course of our business, we and various third parties collect, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information, including both our own and that of third parties. We apply physical, technical, and organizational security measures to our IT Systems and data, but there can be no guarantee that such measures are or will be effective, including where we have outsourced those activities and security measures. As a result, our IT Systems and those of our current and any future collaborators, contractors and consultants and other third parties with whom we interact, are vulnerable to compromise, loss, damage and disruption from natural disasters, terrorism, war, and telecommunication and electrical failures, as well as from cyber-attacks involving computer viruses, malware (such as ransomware) and other unauthorized intrusions involving perpetrators inside our organization, or persons who have or are able to gain access to our or critical third-party IT Systems.

Like most companies, we experience cyberattacks from time to time, and our industry is a target for events of this nature. The risk of cyberattacks and events that cause operational disruption or data compromise is expected to accelerate as the number, intensity and sophistication of attacks continues to escalate. The COVID-19 pandemic and the pervasive use of mobile devices that access confidential information have also increased cybersecurity and related operational risks. In addition, threat actors are increasingly using tools and techniques designed to circumvent security controls, evade detection, and remove forensic evidence, which means we, or our critical third parties, may be unable to timely or effectively detect, identify, contain, or recover from, future cyberattacks.

The cost to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities and/or to remediate and recover from a cyberattack could be significant, and could result in unexpected interruptions, delays, cessation of service, and other harm to our reputation, business, and competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a cyberattack affects our or critical third parties’ IT Systems or results in the unauthorized release of confidential business or personal information, our reputation could be materially damaged. In addition, such a breach may require public disclosures and notifications to governmental agencies, the media, or individuals pursuant to various privacy and security laws, and expose us to a risk of loss, including financial assets or litigation, regulatory investigations and potential damages, fines, penalties, and other liability, any or all of which could materially adversely affect our business, financial condition, results of operations and prospects. Our insurance policies may or may not provide coverage of such losses or liability, and even if coverage applies, it may not fully reimburse us for all incurred losses and liability.

Our employees and independent contractors, including principal investigators, consultants, collaborators, service providers and other vendors, may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could have an adverse effect on our results of operations and expose us to legal liability.

We are exposed to the risk that our employees and independent contractors, including principal investigators and their staffs, consultants, collaborators, sponsors of investigator-sponsored trials involving bomedemstat, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, investigator-sponsored trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and any third-party manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts, commercialization efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

Our corporate headquarters is located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Furthermore, the third parties on which we depend, including suppliers, contract manufacturers and CROs are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, manufacturing arrangements or interfere with a preclinical study or clinical trial, it could have a material adverse effect on our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, Contract Manufacturing Organizations, or CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. We are continuing to build our internal chemistry, manufacturing, and controls, biology, and preclinical and clinical development capabilities to supplement activities conducted by third parties on our behalf. As part of this personnel build-out, we may incur additional costs or experience delays in engaging directly with other third-party CROs and CMOs.

We expect to have to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our company-sponsored studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical products produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be adversely affected, our costs could increase and our ability to generate revenue could be delayed.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates, and we may not be able to do so on favorable terms.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA and/or other comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA or other comparable foreign regulatory authorities. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or other regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or an applicable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, or if we are unable to maintain a contractual relationship with a contract manufacturer, we may need to find alternative manufacturing facilities, which could require the incurrence of significant additional costs, cause significant delays, and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Similarly, if any third-party manufacturers on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, and prospects could be materially and adversely affected.

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
•
manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards, and we have no control over third-party manufacturers’ compliance with these regulations and standards;
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

Our commercial success depends on our ability to develop, manufacture and market our current and any future product candidates that may be approved for sale, and to use our technology without infringing the patents and other intellectual property rights of third parties. If any third-party patents, or other intellectual property rights, are found to cover our product candidates or their compositions, methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our product candidates or to do so without obtaining a license, which may not be available on commercially reasonable terms, or at all.

Regardless of the merits or any third-party claims, intellectual property disputes can be costly to defend, time-consuming and may cause our business, operating results, and financial condition to suffer.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property with respect to our product candidates and technologies we use in our business. We may face allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may be forced to or elect to defend ourselves by challenging the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. Interference or derivation proceedings provoked by third parties or brought by us or declared by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions with respect to our patents or patent applications. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to cease developing, manufacturing, or commercializing the infringing product candidate, stop treating certain conditions, obtain licenses or modify our drugs or combination therapies and features while we develop non-infringing substitutes, or may result in significant settlement costs or unfavorable judgments if the litigation goes to trial or is resolved on a motion for summary judgement. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our product candidates unless the third-party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our product candidates.

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

There can be no assurance with respect to the outcome of any future litigation brought by or against us, and the outcome of any such litigation could have a material adverse impact on our business, operating results, and financial condition. Litigation is inherently unpredictable, and outcomes are uncertain. Further, as the costs and outcome of these types of claims and proceedings can vary significantly, it is difficult to estimate potential losses that may occur. Such claims and proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Accordingly, we are unable at this time to estimate the effects of these potential future lawsuits on our financial condition, operations, or cash flows.

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

As is common in the pharmaceutical and biotechnology industries, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of our employees and consultants were previously employed at or may have previously provided or may be currently providing consulting services to, universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. These employees and consultants may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such other current or previous employment or consulting services. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may become subject to claims that we, our employees, or consultants inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, which could adversely affect our business. Such intellectual property could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our drugs and combination therapies, and such license would not necessarily be available on commercially reasonable terms, or at all. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to obtain, maintain and enforce intellectual property protection directed to our current and any future technologies that we develop, others may be able to make, use or sell drugs or combination therapies substantially the same as ours, which could adversely affect our ability to compete in the market.

Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and any future single agent or combination therapy candidates for use in the market for pharmaceuticals and biopharmaceuticals and upon our ability to obtain, maintain and enforce our intellectual property rights. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to compete with any of our product candidates unfairly and illegally. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use or sell products that are substantially the same as any single agent or combination therapy candidates we may sell without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We use a combination of patents, trademarks, know-how, confidentiality procedures and contractual provisions to protect our proprietary technology. However, these protections may not be adequate and may not provide us with any competitive advantage. For example, patents may not issue from any of our currently pending or any future patent applications, and our issued patents and any future patents that may issue may not survive legal challenges to their scope, validity or enforceability or provide significant protection for us.

To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that we consider important to our business. The patent application and approval process are expensive, time-consuming, and complex. We may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, depending on the terms of any future license or collaboration agreements to which we may become a party, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and product candidates.

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

We cannot be certain that the steps we have taken will prevent unauthorized use or unauthorized reverse engineering of our product candidates. Moreover, third parties may independently develop technologies that are competitive with ours and such competitive technologies may or may not infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of any legal actions we may take against these infringers in the respective country or forum, but these actions may not be successful. As with all granted intellectual property, such intellectual property may be challenged, invalidated, or circumvented, may not provide protection and/or may not prove to be enforceable in actions against specific alleged infringers.

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

We may not be able to correctly estimate or control our future operating expenses in relation to obtaining intellectual property, enforcing intellectual property and/or defending intellectual property, which could affect operating expenses. Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, including the costs of preparing, filing, prosecuting, defending, and enforcing patent and trademark claims and other intellectual property-related costs, including adverse proceedings and litigation costs.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that one or more patents of ours or any of our future licensors is not valid or is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, which may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products and could put our patent applications at risk of not issuing. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent that covers our products, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could also include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation.

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

We have a number of international patents and patent applications and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. However, filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. Consequently, we have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may, following regulatory approval, sell our drugs and combination therapies and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States and where our ability to enforce our patents to stop infringing activities may be inadequate. These products may compete with any current or future product candidates we may sell, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Moreover, our ability to protect and enforce our intellectual property and proprietary rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property and proprietary rights in certain foreign jurisdictions. The legal systems of some countries, including, for example, India, China, and other developing countries, do not favor the enforcement of patents and other intellectual property or proprietary rights, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patents or other intellectual property or proprietary rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our single-agent and combination therapies.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will be issued with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the Leahy-Smith America Invents Act, or the AIA, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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

Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain non-U.S. countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

In addition, Congress may pass patent reform legislation that is unfavorable to us. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future. Similarly, statutory, or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and international legislative bodies. Those changes may materially affect our existing or future patents and patent applications and our ability to obtain additional patents in the future.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented, or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We rely on the protection of our trade secrets, including unpatented know-how, technology, and other proprietary information. We have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions. Additionally, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Further, we may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign state actors, and those affiliated with or controlled by state actors. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such a competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our product candidates, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

We may in the future become party to licenses and other agreements that give us rights to third-party intellectual property that is necessary or useful for our business. Under any such agreements, we may be obligated to pay the counterparties fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the applicable technology and a percentage of sublicensing revenue. If we were to fail to comply with any such obligations and fail to cure our breach within a specified period of time, the counterparty may have the right to terminate the applicable agreement, in which event we could lose valuable rights and technology.

In addition, we may in the future rely on third parties from whom we license proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be related to any intellectual property that we in-license. For example, we could not be certain that such activities by these licensors would be conducted in compliance with applicable laws and regulations or would result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which future licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that may be licensed to us. It is possible that the licensors’ infringement proceeding, or defense activities may be less vigorous than if we conduct them ourselves.

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

We currently own intellectual property directed to our product candidates and other proprietary technologies. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use, or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

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

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. In addition, following potential approval of any of our current or future product candidates, the FDA or other comparable regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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
•
impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•
seize or detain products or require a product recall.

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health-care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
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

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers which will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health-care funding, which could negatively affect our customers and, accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed, and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the European Union, similar political, economic, and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law, and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States, the European Union, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained, and we may not achieve or sustain profitability.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics, and medical devices;
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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business, and our ability to sell our products may be materially harmed.

Changes in and actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial condition.

We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. Data privacy and security legislation is quickly evolving with many laws recently enacted and others under consideration. For example, the California Consumer Privacy Act of 2018 (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for certain violations, as well as a private right of action for certain types of data breaches. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

We are also or may become subject to rapidly evolving data protection laws, rules, and regulations in non-U.S. jurisdictions. For example, in Europe, the General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Compliance with applicable data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules, or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition, and results of operations.

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

Changes in tax laws and regulations may have a material adverse effect on our business, financial condition, and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties to conduct clinical trials outside of the United States and to obtain necessary non-U.S. permits, licenses, patent registrations and other regulatory approvals, and may continue to do so in the future, as well as to market and sell our products outside the United States once we obtain regulatory approval. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•
announcements of clinical trial results, regulatory approval, or disapproval of our current or any future product candidates;
•
failure or discontinuation of any of our research and development programs;
•
announcements relating to any future licensing, collaboration, or development agreements;
•
public misperception regarding the use of our product candidates or public concern about the safety of our product candidates;
•
acquisitions and sales of new products or product candidates, technologies, or businesses;
•
manufacturing and supply issues related to our product candidates for clinical trials or future product candidates for commercialization;
•
quarterly variations in our results of operations or those of our competitors;
•
changes in earnings estimates or recommendations by securities analysts;
•
announcements by us or our competitors of new products or product candidates, significant contracts, commercial relationships, acquisitions, or capital commitments;
•
our commencement of, or involvement in, litigation;
•
changes in financial estimates or guidance;
•
any major changes to our board of directors or management;
•
market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•
political instability or war, including, for example, from military invasions such as Russia's recent invasion of Ukraine and related sanctions, supply interruption and increases in costs; and
•
general economic conditions in the United States and abroad, including as a result of an economic recession or depression, economic sanctions, and market volatility related to the COVID-19 pandemic or another pandemic and global health or political concerns.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts, the press and bloggers or other social media participants publish about us or our business. There are currently five research analysts that cover Imago. If any of the analysts who cover us or press or bloggers or others issue an adverse or misleading opinion regarding us, our clinical results or prospects, regulatory prospects, business model or prospects, our intellectual property, or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, fluctuations in our quarterly results could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results or timelines fall below the expectations of analysts or investors or below any forecasts or guidance we may provide to the market, or if the forecasts or guidance we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings or timeline guidance we may provide.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If we or our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could decline. As of November 2, 2022, we had outstanding a total of 33,822,201 shares of common stock.

The lock-up agreements pertaining to our initial public offering expired on January 11, 2022, and shares of our pre-IPO investors, except for directors, executive officers and other affiliates who are subject to Rule 144 under the Securities Act, became freely tradable without restriction under the Securities Act, except for such shares purchased by affiliates. Sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, shares of common stock issued or issuable upon exercise of outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock, or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws, and our indemnification agreements that we have entered into with our directors and officers provide that:

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
•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•
we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

While we maintain a directors’ and officers’ insurance policy, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation and amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. In addition, this choice of forum provision may result in increased costs to stockholders to bring a claim for any such disputes. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Regulation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this regulation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company,” as defined in the Exchange Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2026; (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among others, the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; or (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and our annual revenues exceed $100 million during such fiscal year; or (2) our annual revenues do not exceed $100 million during such fiscal year, and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We have identified a material weakness in our internal control over financial reporting and may experience additional material weaknesses in the future. Our failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements and adversely affect our stock price.

In the second quarter of 2022, we identified a material weakness in our internal control over financial reporting. See Item 4. “Controls and Procedures” for more information.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

		Incorporated by Reference
Exhibit No	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Imago BioSciences, Inc.	8-K	001-40604	3.1	July 20, 2021
3.2	Amended and Restated Bylaws of Imago BioSciences, Inc.	8-K	001-40604	3.2	July 20, 2021
10.1#	Separation Agreement by and between Imago BioSciences, Inc. and Wan-Jen Hong	10-Q	001-40604	10.2	August 12, 2022
10.2#	Consulting Agreement by and between Imago BioSciences, Inc. and Wan-Jen Hong	10-Q	001-40604	10.3	August 12, 2022
32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

Imago BioSciences, Inc.
Date: November 9, 2022	By:	/s/ Hugh Y. Rienhoff, Jr., M.D.
Hugh Y. Rienhoff, Jr., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Laura G. Eichorn
Laura G. Eichorn
Chief Financial Officer (Principal Financial Officer)